Form 10-Q
period 2021-06-30
Twin Ridge Capital Acquisition Corp.
filed 2021-08-16
CIK 1840353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

TWIN RIDGE CAPITAL ACQUISITION CORP.
 (Exact name of registrant as specified in its charter)

Cayman Islands	001-40157	98-1577338
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

999 Vanderbilt Beach Road, Suite 200 Naples, Florida	34108
(Address of principal executive offices)	(Zip Code)

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

As of August 13, 2021, 21,308,813 Class A ordinary shares, par value $0.0001, and 5,327,203 Class B ordinary shares, par value $0.0001, were issued and outstanding.

TWIN RIDGE CAPITAL ACQUISITION CORP.
Quarterly Report on Form 10-Q

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Unaudited Condensed Balance Sheet as of June 30, 2021	1

	Unaudited Condensed Statements of Operations for the three months ended June 30, 2021 and for the period from January 7, 2021 (inception) through June 30, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity for the three months ended June 30, 2021 and for the period from January 7, 2021 (inception) through June 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the period from January 7, 2021 (inception) through June 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	22

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

SIGNATURES		25

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

TWIN RIDGE CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED BALANCE SHEET

June 30, 2021

Assets
Current assets:
Cash	$2,050,201
Prepaid expenses	343,947
Total current assets	2,394,148
Prepaid expenses, non-current	227,375
Marketable securities held in Trust Account	213,091,517
Total Assets	$215,713,040

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	157,990
Due to related party	72
Total current liabilities	158,062
Warrant liability	11,136,053
Deferred underwriting discount	7,458,085
Total liabilities	18,752,200

Commitments
Class A ordinary shares subject to possible redemption, 19,196,083 shares at redemption value	191,960,830

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,112,730 shares issued and outstanding (excluding 19,196,083 shares subject to possible redemption)	211
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,327,203 shares issued and outstanding (1)	533
Additional paid-in capital	940,248
Retained earnings	4,059,018
Total shareholders’ equity	5,000,010

Total Liabilities and Shareholders’ Equity	$215,713,040

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWIN RIDGE CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months ended June 30, 2021	For the Period from January 7, 2021 (Inception) through June 30, 2021
Formation and operating costs	$340,719	$410,221
Loss from operations	(340,719)	(410,221)

Other income (expense)
Warrant issuance costs	-	(539,844)
Change in fair value of warrant liability	4,999,861	5,005,696
Trust interest income	3,387	3,387
Total other income	5,003,248	4,469,239

Net income	$4,662,529	$4,059,018

Basic and diluted weighted average shares outstanding, ordinary share subject to redemption	18,729,831	12,473,979
Basic and diluted net income per share	$-	$-

Basic and diluted weighted average shares outstanding, ordinary share	7,994,461	7,454,398
Basic and diluted net income per share	$0.58	$0.54

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWIN RIDGE CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Retained earnings (accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	deficit)	Equity
Balance as of January 7, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Class B ordinary shares issued to Sponsor	-	-	5,750,000	575	24,425	-	25,000
Sale of 20,000,000 Units on March 8, 2021 through IPO	20,000,000	2,000	-	-	199,998,000	-	200,000,000
Sale of 1,308,813 Units on March 10, 2021 through over-allotment	1,308,813	131	-	-	13,087,999	-	13,088,130
Sale of 5,107,842 Private Placement Warrants to Sponsor in private placement	-	-	-	-	7,661,764	-	7,661,764
Underwriting fee	-	-	-	-	(4,261,764)	-	(4,261,764)
Deferred underwriting fee	-	-	-	-	(7,458,085)	-	(7,458,085)
Offering costs charged to the shareholders’ equity	-	-	-	-	(551,318)	-	(551,318)
Initial classification of warrant liability	-	-	-	-	(16,141,749)	-	(16,141,749)
Reclassification of offering costs related to warrants	-	-	-	-	539,844	-	539,844
Net loss	-	-	-	-	-	(603,511)	(603,511)
Change in Class A ordinary shares subject to possible redemption	(18,729,831)	(1,873)	-	-	(187,296,437)	-	(187,298,310)

Balance as of March 31, 2021	2,578,982	$258	5,750,000	$575	$5,602,679	$(603,511)	$5,000,001
Forfeiture of Class B ordinary shares	-	-	(422,797)	(42)	42	-	-
Net income	-	-	-	-	-	4,662,529	4,662,529
Change in Class A ordinary shares subject to possible redemption	(466,252)	(47)	-	-	(4,662,473)	-	(4,662,520)

Balance as of June 30, 2021	2,112,730	211	5,327,203	533	940,248	4,059,018	5,000,010

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWIN RIDGE CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Period from January 7, 2021 (Inception) through June 30, 2021

Cash flows from Operating Activities:
Net income	$4,059,018
Adjustments to reconcile net income to net cash used in operating activities:
Trust interest income	(3,387)
Change in fair value of warrant liability	(5,005,696)
Warrant issuance costs	539,844
Changes in current assets and current liabilities:
Prepaid expenses	(571,322)
Accrued expenses	218,084
Due to related party	72
Net cash used in operating activities	(763,387)

Cash Flows from Investing Activities:
Marketable securities held in Trust Account	(213,088,130)
Net cash used in investing activities	(213,088,130)

Cash flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	208,826,366
Proceeds from private placement	7,661,764
Proceeds from issuance of founder shares	25,000
Repayment to promissory note to related party	(60,094)
Payments of offering costs	(551,318)
Net cash provided by financing activities	215,901,718

Net change in cash	2,050,201
Cash, beginning of the period	-
Cash, end of the period	$2,050,201

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid in capital	$7,458,085
Initial value of Class A ordinary shares subject to possible redemption	$175,516,420
Change in value of Class A ordinary shares subject to possible redemption	$16,444,410
Initial classification of warrant liability	$16,141,749
Deferred offering costs paid by Sponsor loan	$60,094

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWIN RIDGE CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Organization and Business Operations

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from January 7, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and, since the closing of the Initial Public Offering (as defined below), the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $2.1 million in its operating bank account, and working capital of approximately $2.2 million.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended June 30, 2021 and for the period from January 7, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.

Marketable Securities Held in Trust Account

At June 30, 2021, the assets held in the Trust Account were held in money market funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income in the accompanying statements of operations. The estimated fair value of investments held in Trust Account are determined using available market information.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses, and due to related party are estimated to approximate the carrying values as of June 30, 2021 due to the short maturities of such instruments.

The fair value of the Private Placement Warrants is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Private Placement Warrants is classified as level 3. See Note 7 for additional information on assets and liabilities measured at fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary share outstanding for each of the periods. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of overallotment and (iii) Private Placement since the exercise price of the warrants is higher than the market price. The warrants are exercisable to purchase 12,210,780 ordinary shares in the aggregate.

The Company’s statements of operation include a presentation of income per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income per ordinary share. Net income per ordinary share, basic and diluted, for redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable ordinary shares outstanding since original issuance. Net income per ordinary share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income, adjusted for income attributable to redeemable ordinary share, by the weighted average number of non-redeemable ordinary shares outstanding for the periods. Non-redeemable ordinary shares includes the founder shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

	For the Three Months ended June 30, 2021	For the Period from January 7, 2021 (Inception) through June 30, 2021
Ordinary shares subject to possible redemption
Numerator: net income allocable to ordinary shares subject to possible redemption amortized interest income on marketable securities held in trust	$3,051	$3,051
Less: interest available to be withdrawn for payment of taxes	(3,051)	(3,051)
Net income allocable to ordinary shares subject to possible redemption	$-	$-
Denominator: weighted average redeemable ordinary shares, basic and diluted	18,729,831	12,473,979
Basic and diluted net income per share, redeemable ordinary shares	$-	$-

Non-redeemable ordinary shares
Numerator: net income minus redeemable net earnings
Net income	$4,662,529	$4,059,018
Redeemable net earnings	-	-
Non-redeemable net income	$4,662,529	$4,059,018
Denominator: weighted average non-redeemable ordinary shares basic and diluted weighted average shares outstanding, ordinary shares	7,994,461	7,454,398
Basic and diluted net income per share, ordinary shares	$0.58	$0.54

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

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The initial fair value of the Private and Public Warrants was estimated using a Monte Carlo simulation (see Note 6).

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, cash flows and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements. Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 - Initial Public Offering

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

Note 4 - Private Placement

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

Note 5 - Related Party Transactions

Founder Shares

On January 12, 2021, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain offering costs in consideration for 5,750,000 Class B ordinary shares, par value $0.0001. Up to 750,000 Founder Shares are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. On February 23, 2021, 20,000 shares were transferred to each of the three independent directors. On March 10, 2021, the underwriters partially exercised the over-allotment option to purchase 1,308,813 units. As a result, 422,797 founder shares were forfeited on April 19, 2021.

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

Due to Related Parties

The balance of $72 represents operating expenses paid by one related party on behalf of the Company.

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

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the date that the Company’s securities are first listed on NYSE, the Company will reimburse the Sponsor or an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the management team, in the amount of $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of June 30, 2021, the Company has recorded $40,000 for the period from March 3, 2021 through June 30, 2021.

Note 6 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$213,091,517	$213,091,517	$-	$-
	$213,091,517	$213,091,517	$-	$-

Liabilities:
Warrant Liability –Public Warrants	$6,440,945	$6,440,945	$-	$-
Warrant Liability – Private Placement Warrants	4,695,108	-	-	4,695,108
	$11,136,053	$6,440,945	$-	$4,695,108

Initial Measurement

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants.

The subsequent measurement of the Public Warrants at June 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market. As of June 30, 2021, the aggregate value of Public Warrants was $6,440,945.

The estimated fair value of the Private Placement Warrants on June 30, 2021 is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs into the Monte Carlo simulation model for the warrant liability were as follows:

Input	March 8, 2021 (Initial Measurement)	June 30, 2021
Expected term (years)	6.32	5.90
Expected volatility	24.2%	18.6%
Risk-free interest rate	1.1%	1.0%
Fair value of the common stock price	$9.56	$9.65

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the period from January 7, 2021 (inception) through June 30, 2021:

Warrant Liability
Fair value as of January 7, 2021 (inception)	$-
Initial fair value of warrant liability upon issuance at IPO	15,334,757
Initial fair value of warrant liability upon issuance at over-allotment	806,992
Transfer out of Level 3 to Level 1	(6,440,945)
Revaluation of warrant liability included in other income within the statements of operations	(5,005,696)
Fair value as of June 30, 2021	$4,695,108

Note 7 - Commitments and Contingencies

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

Note 8 - Shareholders’ Equity

Preference shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2021, there were 2,112,730 Class A ordinary shares issued and outstanding, excluding 19,196,083 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. At June 30, 2021, there were 5,327,203 Class B ordinary shares issued and outstanding. On March 10, 2021, the underwriters partially exercised the over-allotment option to purchase 1,308,813 units. As a result, 422,797 founder shares were forfeited on April 19, 2021.

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

Note 9 - Subsequent Events

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

Results of Operations

Our entire activity since inception up to June 30, 2021 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2021, we had net income of $4,662,529, which was comprised of operating costs of $340,719, trust interest income of $3,387, and change in fair value of warrants of $4,999,861.

For the period from January 7, 2021 through June 30, 2021, we had net income of $4,059,018, which was comprised of operating costs of $410,221, warrant issuance costs of $539,844, trust interest income of $3,387, and change in fair value of warrants of $5,005,696.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $2.1 million in our operating bank account, and working capital of approximately $2.2 million.

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

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary share outstanding for each of the periods. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of overallotment and (iii) Private Placement since the exercise price of the warrants is higher than the market price. The warrants are exercisable to purchase 12,210,780 ordinary shares in the aggregate.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. In connection with the preparation of this Form 10-Q, we revised our prior position on accounting for warrants. Based upon their evaluation, and in light of the SEC Staff Statement, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the Company’s restatement of its March 8, 2021 financial statement to reclassify the Company’s warrants, the Company’s disclosure controls and procedures (as defined in Rules 13a- 15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2021. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the evaluation of the SEC’s recent statement regarding SPAC accounting matters and management’s subsequent re-evaluation of its previously issued financial statement, the Company determined that there were errors in its accounting for its warrants. Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such instruments constituted a material weakness as defined in the SEC regulations. This material weakness resulted in the restatement of the Company’s audited financial statement as of March 8, 2021.

Restatement of Previously Issued Financial Statements

We revised our prior position on accounting for warrants and have provided an update to our March 8, 2021 financial statement to reclassify the Company’s warrants as liabilities in the accompanying financial statements. However, the noncash adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents or total assets.

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

PART II - OTHER INFORMATION

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

As a result, included on our balance sheet as of June 30, 2021 contained elsewhere in this Form 10-Q are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification 815-40, “Derivatives and Hedging -Contracts on an Entity’s Own Equity”, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

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

Following issuance of the SEC Staff Statement on April 12, 2021, and after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited balance sheet as of March 8, 2021 to account for the warrants as liabilities measured at fair value, rather than equity securities (the “Restatement”). See “-Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As a result of these events, which led to the Restatement, we have identified a material weakness in our internal control over financial reporting.

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

Use of Proceeds

On March 8, 2021, we consummated the Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $200.0 million. The underwriter was granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. On March 10, 2021 the underwriters partially exercised their overallotment option to purchase an additional 1,308,813 units, at $10.00 per Unit, generating gross proceeds of $13,088,130.

In connection with the Initial Public Offering, we incurred offering costs of approximately $12.3 million, inclusive of approximately $7.5 million in deferred underwriting commissions. Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the Initial Public Offering expenses, $213,088,130 of the net proceeds from our Initial Public Offering and certain of the proceeds from the private placement of the Private Placement Warrants (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Quarterly Report on Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of August 2021.

Twin Ridge Capital Acquisition Corp.

By:	/s/ William P. Russell, Jr.
Name:	William P. Russell, Jr.
Title:	Co-Chief Executive Officer and Chief Financial Officer