Form 10-Q
period 2021-09-30
Twin Ridge Capital Acquisition Corp.
filed 2021-11-15
CIK 1840353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, 21,308,813 Class A ordinary shares, par value $0.0001, and 5,327,203 Class B ordinary shares, par value $0.0001, were issued and outstanding.

TWIN RIDGE CAPITAL ACQUISITION CORP.
Quarterly Report on Form 10-Q

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Unaudited Condensed Balance Sheet as of September 30, 2021	1

	Unaudited Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from January 7, 2021 (inception) through September 30, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three months ended September 30, 2021 and for the period from January 7, 2021 (inception) through September 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the period from January 7, 2021 (inception) through September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	23

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

SIGNATURES		25

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

TWIN RIDGE CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED BALANCE SHEET

September 30, 2021

Assets
Current assets:
Cash	$1,862,980
Prepaid expenses	338,647
Total current assets	2,201,627
Prepaid expenses, non-current	142,685
Marketable securities held in Trust Account	213,095,896
Total Assets	$215,440,208

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$51,983
Due to related party	136
Total current liabilities	52,119
Warrant liability	8,172,304
Deferred underwriting discount	7,458,085
Total liabilities	15,682,508

Commitments
Class A ordinary shares subject to possible redemption, 21,308,813 shares at redemption value	213,088,130

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 0 shares issued and outstanding (excluding 21,308,813 shares subject to possible redemption)	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,327,203 shares issued and outstanding	533
Additional paid-in capital	-
Accumulated deficit	(13,330,963)
Total shareholders’ deficit	(13,330,430)

Total Liabilities and Shareholders’ Deficit	$215,440,208

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWIN RIDGE CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months ended September 30, 2021	For the Period from January 7, 2021 (Inception) through September 30, 2021
Formation and operating costs	$171,268	$581,489
Loss from operations	(171,268)	(581,489)

Other income (expense)
Warrant issuance costs	-	(539,844)
Change in fair value of warrant liability	2,963,749	7,969,445
Trust interest income	4,379	7,766
Total other income	2,968,128	7,437,367

Net income	$2,796,860	$6,855,878

Basic and diluted weighted average shares outstanding, ordinary share subject to redemption	21,308,813	16,808,421
Basic and diluted net income per share	$0.11	$0.31

Basic and diluted weighted average shares outstanding, ordinary share	5,327,203	5,205,599
Basic and diluted net income per share	$0.11	$0.31

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWIN RIDGE CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 7, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Class B ordinary shares issued to Sponsor	-	-	5,750,000	575	24,425	-	25,000
Sale of 20,000,000 Units on March 8, 2021 through IPO	20,000,000	2,000	-	-	199,998,000	-	200,000,000
Sale of 1,308,813 Units on March 10, 2021 through over-allotment	1,308,813	131	-	-	13,087,999	-	13,088,130
Sale of 5,107,842 Private Placement Warrants to Sponsor in private placement	-	-	-	-	7,661,764	-	7,661,764
Underwriting fee	-	-	-	-	(4,261,764)	-	(4,261,764)
Deferred underwriting fee	-	-	-	-	(7,458,085)	-	(7,458,085)
Offering costs charged to the shareholders’ equity	-	-	-	-	(551,318)	-	(551,318)
Initial classification of warrant liability	-	-	-	-	(16,141,749)	-	(16,141,749)
Reclassification of offering costs related to warrants	-	-	-	-	539,844	-	539,844
Net loss	-	-	-	-	-	(603,511)	(603,511)
Change in Class A ordinary shares subject to possible redemption (as restated)	(21,308,813)	(2,131)	-	-	(192,899,116)	(20,186,883)	(213,088,130)
Balance as of March 31, 2021 (as restated)	-	$-	5,750,000	$575	$-	$(20,790,394)	$(20,789,819)
Forfeiture of Class B ordinary shares	-	-	(422,797)	(42)	-	42	-
Net income	-	-	-	-	-	4,662,529	4,662,529
Balance as of June 30, 2021 (as restated)	-	$-	5,327,203	$533	$-	$(16,127,823)	$(16,127,290)
Net income	-	-	-	-	-	2,796,860	2,796,860
Balance as of September 30, 2021	-	$-	5,327,203	$533	-	$(13,330,963)	$(13,330,430)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWIN RIDGE CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Period from January 7, 2021 (Inception) through September 30, 2021

Cash flows from Operating Activities:
Net income	$6,855,878
Adjustments to reconcile net income to net cash used in operating activities:
Trust interest income	(7,766)
Change in fair value of warrant liability	(7,969,445)
Warrant issuance costs	539,844
Changes in current assets and current liabilities:
Prepaid expenses	(481,332)
Accrued expenses	51,983
Due to related party	136
Net cash used in operating activities	(1,010,702)

Cash Flows from Investing Activities:
Marketable securities held in Trust Account	(213,088,130)
Net cash used in investing activities	(213,088,130)

Cash flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	208,826,366
Proceeds from private placement	7,661,764
Proceeds from issuance of founder shares	25,000
Repayment to promissory note to related party	(60,094)
Payments of offering costs	(491,224)
Net cash provided by financing activities	215,961,812

Net change in cash	1,862,980
Cash, beginning of the period	-
Cash, end of the period	$1,862,980

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid in capital	$7,458,085
Initial value of Class A ordinary shares subject to possible redemption	$200,000,000
Change in value of Class A ordinary shares subject to possible redemption	$13,088,130
Initial classification of warrant liability	$16,141,749
Deferred offering costs paid by Sponsor loan	$60,094

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from January 7, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and, since the closing of the Initial Public Offering (as defined below), the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $1.9 million in its operating bank account, and working capital of approximately $2.1 million.

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

Note 2 — Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statements – the Form 8-K filed on March 12, 2021 with audited balance sheet as of March 8, 2021, the Form 10-Q filed on May 28, 2021 with unaudited condensed financial statements as of March 31, 2021, and Form 10-Q filed on August 16, 2021 with unaudited condensed financial statements as of June 30, 2021. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration its charter’s requirement that a redemption cannot result in net tangible assets being less than $5,000,001. Upon review of its financial statements for the period ended September 30, 2021, the Company reevaluated the classification of the Class A ordinary share and determined that the Class A ordinary shares issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99. Therefore, management concluded that the carrying value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being classified as temporary equity in its entirety. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.
7

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) on a proportional basis to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.
There has been no change in the Company’s total assets, liabilities or operating results.
The impact of the restatement on the Company’s financial statements is reflected in the following table.

	As Previously Reported	Adjustments	As Restated
Balance Sheet at March 8, 2021
Class A ordinary shares subject to possible redemption	$175,516,420	$24,483,580	$200,000,000
Class A ordinary shares	245	(245)	-
Additional paid-in capital	5,529,861	(5,529,861)	-
Accumulated deficit	$(530,674)	$(18,953,474)	$(19,484,148)

Balance Sheet at March 31, 2021
Class A ordinary shares subject to possible redemption	$187,298,310	$25,789,820	$213,088,130
Class A ordinary shares	258	(258)	-
Additional paid-in capital	5,602,679	(5,602,679)	-
Accumulated deficit	$(603,511)	$(20,186,883)	$(20,790,394)

Statement of Operations for the period from January 7, 2021 (inception) through March 31, 2021
Basic and diluted weighted average shares outstanding, ordinary shares subject to redemption	5,175,484	1,074,325	6,249,809
Basic and diluted net income (loss) per share	$-	$(0.05)	$(0.05)
Basic and diluted weighted average shares outstanding, ordinary shares	6,401,527	(1,313,434)	5,088,093
Basic and diluted net loss per share	$(0.09)	$0.04	$(0.05)

Statement of Shareholders’ Equity for the period from January 7, 2021 (inception) through March 31, 2021
Change in value of Class A ordinary shares subject to possible redemption	$(187,298,310)	$(25,789,820)	$(213,088,130)

Statement of Cash Flows for the period from January 7, 2021 (inception) through March 31, 2021
Initial value of Class A ordinary shares subject to possible redemption	$175,516,420	$24,483,580	$200,000,000
Change in value of Class A ordinary shares subject to possible redemption	$11,781,890	$1,306,240	$13,088,130

Balance Sheet at June 30, 2021
Class A ordinary shares subject to possible redemption	$191,960,830	$21,130,687	$213,088,130
Class A ordinary shares	211	(211)	-
Additional paid-in capital	940,248	(940,248)	-
Accumulated deficit	$4,059,018	$(20,190,228)	$(16,127,823)

Statement of Operations for the three months ended June 30, 2021
Basic and diluted weighted average shares outstanding, ordinary shares subject to redemption	18,729,831	2,578,982	21,308,813
Basic and diluted net income per share	$-	$0.18	$0.18
Basic and diluted weighted average shares outstanding, ordinary shares	7,994,461	(2,667,258)	5,327,203
Basic and diluted net income per share	$0.58	$(0.40)	$0.18

Statement of Operations for the period from January 7, 2021 (inception) through June 30, 2021
Basic and diluted weighted average shares outstanding, ordinary shares subject to redemption	12,473,979	1,884,524	14,358,503
Basic and diluted net income per share	$-	$0.21	$0.21
Basic and diluted weighted average shares outstanding, ordinary shares	7,454,398	(2,237,553)	5,216,845
Basic and diluted net income per share	$0.54	$(0.33)	$0.21

Statement of Shareholders’ Equity for the period from January 7, 2021 (inception) through June 30, 2021
Change in value of Class A ordinary shares subject to possible redemption	$(4,662,520)	$4,662,520	$-

Statement of Shareholders’ Equity for the period from January 7, 2021 (inception) through June 30, 2021
Change in value of Class A ordinary shares subject to possible redemption	$(191,960,830)	$(21,127,300)	$(213,088,130)

Statement of Cash Flows for the period from January 7, 2021 (inception) through June 30, 2021
Initial value of Class A ordinary shares subject to possible redemption	$175,516,420	$24,483,580	$200,000,000
Change in value of Class A ordinary shares subject to possible redemption	$16,444,410	$(3,356,280)	$13,088,130

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended September 30, 2021 and for the period from January 7, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Marketable Securities Held in Trust Account

At September 30, 2021, the assets held in the Trust Account were held in money market funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income in the accompanying statements of operations. The estimated fair value of investments held in Trust Account are determined using available market information.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses, and due to related party are estimated to approximate the carrying values as of September 30, 2021 due to the short maturities of such instruments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Ordinary Shares Subject to Possible Redemption

All of the 21,308,813 Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares has been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 12,210,780 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three months ended September 30, 2021 and for the period from January 7, 2021 (inception) through September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended September 30, 2021		For the Period from January 7, 2021 (Inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$2,237,488	$559,372	$5,234,686	$1,621,192

Denominator:
Weighted-average shares outstanding	21,308,813	5,327,203	16,808,421	5,205,599
Basic and diluted net income per share	$0.11	$0.11	$0.31	$0.31

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed, and offering costs associated with the Class A ordinary shares are charged to the shareholders’ equity. The Company incurred offering costs amounting to $12,271,167 as a result of the Initial Public Offering consisting of a $4,261,764 underwriting fee $7,458,085 of deferred underwriting fees and $551,318 of other offering costs). The Company recorded $11,731,273 of offering costs as a reduction of equity in connection with the Class A ordinary shares included in the Units. The Company immediately expensed $539,844 of offering costs in connection with the Public Warrants and Private Placement Warrants that were classified as liabilities.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The initial fair value of the Private and Public Warrants was estimated using a Monte Carlo simulation (see Note 7).

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Note 4 - Initial Public Offering

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

Note 5 - Private Placement

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

Note 6 - Related Party Transactions

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

The Sponsor, directors and executive officers have agreed not to transfer, assign or sell any of their Founder Shares until the earliest of: (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of its public shareholders having the right to exchange their ordinary shares for cash, securities or other property (the “Lock-up”).

Due to Related Parties

The balance of $136 represents operating expenses paid by one related party on behalf of the Company.

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

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the date that the Company’s securities are first listed on NYSE, the Company will reimburse the Sponsor or an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the management team, in the amount of $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of September 30, 2021, the Company has recorded $70,000 for the period from March 3, 2021 through September 30, 2021.

Note 7 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$213,095,896	$213,095,896	$-	$-
	$213,095,896	$213,095,896	$-	$-

Liabilities:
Warrant Liability –Public Warrants	$4,723,454	$4,723,454	$-	$-
Warrant Liability – Private Placement Warrants	3,448,850	-	-	3,448,850
	$8,172,304	$4,723,454	$-	$3,448,850

Initial Measurement

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants.

The subsequent measurement of the Public Warrants at September 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market. As of September 30, 2021, the aggregate value of Public Warrants was $4,723,454.

The estimated fair value of the Private Placement Warrants on September 30, 2021 is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs into the Monte Carlo simulation model for the warrant liability were as follows:

Input	March 8, 2021 (Initial Measurement)	September 30, 2021
Expected term (years)	6.32	5.75
Expected volatility	24.2%	12.9%
Risk-free interest rate	1.1%	1.1%
Fair value of the common stock price	$9.56	$9.70

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the period from January 7, 2021 (inception) through September 30, 2021:

Warrant Liability
Fair value as of January 7, 2021 (inception)	$-
Initial fair value of warrant liability upon issuance at IPO	15,334,757
Initial fair value of warrant liability upon issuance at over-allotment	806,992
Transfer out of Level 3 to Level 1	(6,440,945)
Revaluation of warrant liability included in other income within the statements of operations	(6,251,954)
Fair value as of September 30, 2021	$3,448,850

Note 8 - Commitments and Contingencies

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

Note 9 - Shareholders’ Equity

Preference shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, there were 0 Class A ordinary shares issued and outstanding, excluding 21,308,813 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. At September 30, 2021, there were 5,327,203 Class B ordinary shares issued and outstanding. On March 10, 2021, the underwriters partially exercised the over-allotment option to purchase 1,308,813 units. As a result, 422,797 founder shares were forfeited on April 19, 2021.

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

Note 10 - Subsequent Events

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

Results of Operations

Our entire activity since inception up to September 30, 2021 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30, 2021, we had net income of $2,796,860, which was comprised of operating costs of $171,268, trust interest income of $4,379, and change in fair value of warrants of $2,963,749.

For the period from January 7, 2021 through September 30, 2021, we had net income of $6,855,878, which was comprised of operating costs of $581,489, warrant issuance costs of $539,844, trust interest income of $7,766, and change in fair value of warrants of $7,969,445.

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $1.9 million in our operating bank account, and working capital of approximately $2.1 million.

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

Ordinary Shares Subject to Possible Redemption

All of the 21,308,813 Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares has been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 12,210,780 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three months ended September 30, 2021 and for the period from January 7, 2021 (inception) through September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to the material weakness in analyzing complex financial instruments including the proper classification of warrants as liabilities and redeemable Class A ordinary shares as temporary equity. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Regarding the restatements to the March 31, 2021, and June 30, 2021 quarterly financial statements included in the Company's Form 10-Qs, as filed with the SEC on May 28, 2021 and August 16, 2021, respectively, as well as the Company's balance sheet included on the Company's Form 8-K, as filed with the SEC on March 12, 2021, certain redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A ordinary shares in permanent equity. The Company restated its financial statements to classify all Class A ordinary shares as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

It is noted that the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

As a result, included on our balance sheet as of September 30, 2021 contained elsewhere in this Form 10-Q are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification 815-40, “Derivatives and Hedging -Contracts on an Entity’s Own Equity”, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

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

Additionally, in light of a recent comment letter issued by the SEC to another SPAC, our management re-evaluated our application of ASC 480-10-S99-3A to our accounting classification of public shares. After consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued Restated Balance Sheet and unaudited interim financial statements included in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021 and June 30, 2021, filed with the SEC on May 28, 2021 and August 16, 2021, respectively. As part of such process, we identified an additional material weakness in our internal control over financial reporting.

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

None

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of November 2021.

Twin Ridge Capital Acquisition Corp.

By:	/s/ William P. Russell, Jr.
Name:	William P. Russell, Jr.
Title:	Co-Chief Executive Officer and Chief Financial Officer