Form 10-Q
period 2022-03-31
Twin Ridge Capital Acquisition Corp.
filed 2022-05-16
CIK 1840353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, 21,308,813 Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), and 5,327,203 Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares”), were issued and outstanding.

TWIN RIDGE CAPITAL ACQUISITION CORP.
Quarterly Report on Form 10-Q

		Page
		No.
PART I - FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from January 7, 2021 (inception) through March 31, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three months ended March 31, 2022 and for the period from January 7, 2021 (inception) through March 31, 2021	3

	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from January 7, 2021 (inception) through March 31, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II - OTHER INFORMATION		25

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

SIGNATURES		26

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

TWIN RIDGE CAPITAL ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$1,491,710	$1,714,922
Prepaid expenses	318,645	339,697
Total current assets	1,810,355	2,054,619
Prepaid expenses, non-current	-	57,995
Marketable securities held in Trust Account	213,106,447	213,101,191
Total Assets	$214,916,802	$215,213,805

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$1,473,605	$1,572,476
Due to related party	134	222
Total current liabilities	1,473,739	1,572,698
Warrant liability	3,198,457	7,364,314
Deferred underwriting discount	7,458,085	7,458,085
Total liabilities	12,130,281	16,395,097

Commitments
Class A ordinary shares subject to possible redemption, 21,308,813 shares at redemption value	213,106,447	213,101,191

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 0 shares issued and outstanding (excluding 21,308,813 shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,327,203 shares issued and outstanding	533	533
Additional paid-in capital	-	-
Accumulated deficit	(10,320,459)	(14,283,016)
Total shareholders’ deficit	(10,319,926)	(14,282,483)

Total Liabilities and Shareholders’ Deficit	$214,916,802	$215,213,805

The accompanying notes are an integral part of the unaudited condensed financial statements.

TWIN RIDGE CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2022	For the Period from January 7, 2021 (Inception) through March 31, 2021

Formation and operating costs	$203,300	$69,502
Loss from operations	(203,300)	(69,502)

Other income (expense):
Warrant issuance costs	-	(539,844)
Change in fair value of warrant liabilities	4,165,857	5,835
Trust interest income	5,256	-
Total Other income (expense), net	4,171,113	(534,009)

Net income (loss)	$3,967,813	$(603,511)
Basic and diluted weighted average shares outstanding, ordinary share subject to redemption	21,308,813	6,249,809
Basic and diluted net income (loss) per share	$0.15	$(0.05)
Basic and diluted weighted average shares outstanding, ordinary share	5,327,203	5,088,093
Basic and diluted net income (loss) per share	$0.15	$(0.05)

The accompanying notes are an integral part of the unaudited condensed financial statements.

TWIN RIDGE CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
 FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – December 31, 2021	-	$-	5,327,203	$533	$-	$(14,283,016)	$(14,282,483)
Accretion of Class A ordinary shares to redemption value	-	-	-	-	-	(5,256)	(5,256)
Net income	-	-	-	-	-	3,967,813	3,967,813

Balance – March 31, 2022 (Unaudited)	-	$-	5,327,203	$533	$-	$(10,320,459)	$(10,319,926)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FOR THE PERIOD FROM JANUARY 7, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – January 7, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Class B ordinary shares issued to Sponsor	-	-	5,750,000	575	24,425	-	25,000
Proceeds received in excess of fair value of private placement warrants	-	-	-	-	894,382	-	894,382
Accretion of Class A ordinary shares to redemption value	-	-	-	-	(918,807)	(20,186,883)	(21,105,690)
Net loss	-	-	-	-	-	(603,511)	(603,511)

Balance – March 31, 2021 (Unaudited)	-	$-	5,750,000	$575	$-	$(20,790,394)	$(20,789,819)

The accompanying notes are an integral part of the unaudited condensed financial statements.

TWIN RIDGE CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2022	For the Period from January 7, 2021 (Inception) through March 31, 2021

Cash Flows from Operating Activities:
Net income (loss)	$3,967,813	$(603,511)
Adjustments to reconcile net income to net cash used in operating activities:
Trust interest income	(5,256)	-
Change in fair value of warrant liabilities	(4,165,857)	(5,835)
Warrant issuance costs	-	539,844
Changes in current assets and liabilities:
Prepaid expenses	79,047	(660,245)
Accounts payable	(98,871)	60,094
Due to related party	(88)	9,058
Net cash used in operating activities	(223,212)	(660,595)

Cash Flows from Investing Activities:
Marketable securities held in Trust Account	-	(213,088,130)
Net cash used in investing activities	-	(213,088,130)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	-	208,826,366
Proceeds from private placement	-	7,661,764
Proceeds from issuance of founder shares	-	25,000
Repayment to promissory note to related party	-	(75,865)
Payments of offering costs	-	(551,318)
Net cash provided by financing activities	-	215,885,947

Net Change in Cash	(223,212)	2,137,222
Cash – Beginning	1,714,922	-
Cash – Ending	$1,491,710	$2,137,222

Non-Cash Investing and Financing Activities:
Deferred underwriting commissions charged to additional paid in capital	$-	$7,458,085
Accretion of Class A ordinary shares subject to possible redemption	$5,256	$21,105,690
Initial value of Class A ordinary shares subject to possible redemption	$-	$191,982,440
Initial classification of warrant liability	$-	$16,141,749
Deferred offering costs paid by Sponsor loan	$-	$60,094

The accompanying notes are an integral part of the unaudited condensed financial statements.

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from January 7, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and, since the closing of the Initial Public Offering (as defined below), the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

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

Going Concern and Liquidity

As of March 31, 2022, the Company had approximately $1.5 million in its operating bank account, and working capital of approximately $0.3 million.

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

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through March 8, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 is not necessarily indicative of the results that may be expected through December 31, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on April 15, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income in the accompanying statement of operations. The estimated fair value of investments held in Trust Account are determined using available market information.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses, and due to related party are estimated to approximate the carrying values as of March 31, 2022 and December 31, 2021 due to the short maturities of such instruments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

As of March 31, 2022, the Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$213,088,130
Less:
Proceeds allocated to Public Warrants	(9,374,367)
Class A ordinary shares issuance costs	(11,731,323)
Plus:
Accretion of carrying value to redemption value	21,124,007
Class A ordinary shares subject to possible redemption	$213,106,447

Net Income (Loss) Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 12,210,780 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three months ended March 31, 2022 and for the period from January 7, 2021 (inception) through March 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended March 31, 2022
	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$3,174,250	$793,563

Denominator:
Weighted-average shares outstanding	21,308,813	5,327,203
Basic and diluted net income per share	$0.15	$0.15

	For the Period from January 7, 2021 (Inception) Through March 31, 2021
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(332,674)	$(270,837)

Denominator:
Weighted-average shares outstanding	6,249,809	5,088,093
Basic and diluted net loss per share	$(0.05)	$(0.05)

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

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

In February 2021, the Sponsor transferred its interests representing a total of 60,000 Class B ordinary shares of the Company to three independent directors of the Company for per share consideration equal to the amount paid by the Sponsor to the Company for each founder share. Pursuant to the terms of the agreements governing these transfers, if the transferee ceases to serve as a director of the Company prior to the completion of the Company’s initial Business Combination, the Sponsor has the option to repurchase the founder shares from such transferee for the same per share consideration paid by the transferee for the initial transfer. The Sponsor’s option to repurchase the founder shares shall expire upon the consummation of the Company’s initial Business Combination. The sale of the founders shares to the Company’s directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the shares sold to the Company’s directors was $300,490 or approximately $5.01 per share. The founders shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the founders shares is recognized only when the performance condition is probable of occurrence. As of March 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no share-based compensation expense has been recognized. Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of founders shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the founder shares.

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

Due to Related Parties

The balance of $134 as of March 31, 2022 represents $1,734 operating expenses paid by one related party on behalf of the company, netted against $1,600 of operating expenses paid by the Company on behalf of the Sponsor. The balance of $222 as of December 31, 2021 represents operating expenses paid by the Company on behalf of the Sponsor.

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

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the date that the Company’s securities are first listed on NYSE, the Company will reimburse the Sponsor or an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the management team, in the amount of $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company recorded $30,000 and $9,032 for the three months ended March 31, 2022 and for the period from January 7, 2021 (inception) through March 31, 2021, respectively.

NOTE 6. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$213,106,447	$213,106,447	$-	$-
	$213,106,447	$213,106,447	$-	$-

Liabilities:
Warrant Liability –Public Warrants	$1,853,867	$1,853,867	$-	$-
Warrant Liability – Private Placement Warrants	1,344,590	-	-	1,344,590
	$3,198,457	$1,853,867	$-	$1,344,590

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$213,101,191	$213,101,191	$-	$-
	$213,101,191	$213,101,191	$-	$-

Liabilities:
Warrant Liability –Public Warrants	$4,261,763	$4,261,763	$-	$-
Warrant Liability – Private Placement Warrants	3,102,551	-	-	3,102,551
	$7,364,314	$4,261,763	$-	$3,102,551

Initial Measurement

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants.

The subsequent measurement of the Public Warrants at March 31, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market. As of March 31, 2022 and December 31, 2021, the aggregate value of Public Warrants was $1,853,867 and $4,261,763, respectively.

The estimated fair value of the Private Placement Warrants on March 31, 2022 and December 31, 2021 is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs into the Monte Carlo simulation model for the warrant liability were as follows:

Input	March 8, 2021 (Initial Measurement)	December 31, 2021	March 31, 2022
Expected term (years)	6.32	6.48	6.45
Expected volatility	24.2%	12.40%	8.4%
Risk-free interest rate	1.1%	1.40%	2.41%
Fair value of the ordinary share price	$9.56	$9.69	9.79

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the three months ended March 31, 2022 and for the period from January 7, 2021 (inception) through March 31, 2021:

March 31, 2022
Fair value as of January 1, 2022	$3,102,551
Revaluation of warrant liability included in other income within the statements of operations	(1,757,961)
Fair value as of March 31, 2022	$1,344,590

March 31, 2021
Fair value as of January 7, 2021 (inception)	$-
Initial fair value of warrant liability upon issuance at IPO	15,334,757
Initial fair value of warrant liability upon issuance at over-allotment	806,992
Revaluation of warrant liability included in other income within the statements of operations	(5,835)
Fair value as of March 31, 2021	$16,135,914

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 0 Class A ordinary shares issued and outstanding, excluding 21,308,813 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. At March 31, 2022 and December 31, 2021, there were 5,327,203 Class B ordinary shares issued and outstanding. On March 10, 2021, the underwriters partially exercised the over-allotment option to purchase 1,308,813 units. As a result, 422,797 founder shares were forfeited on April 19, 2021.

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

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

●
may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●
could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

Similarly, if we issue debt or otherwise incur significant debt, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●
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

Results of Operations

Our entire activity since inception up to March 31, 2022 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended March 31, 2022, we had net income of $3,967,813, which was comprised of change in fair value of warrants of $4,165,857, and trust interest income of $5,256, offset by operating costs of $203,300.

For the period from January 7 (inception) through March 31, 2021, we had net loss of $603,511, which was comprised of change in fair value of warrants of $5,835, offset by operating costs of $69,502 and warrant issuance costs of $539,844.

Going Concern and Liquidity

As of March 31, 2022, the Company had approximately $1.5 million in its operating bank account, and working capital of approximately $0.3 million.

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

Net Income (Loss) Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 12,210,780 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three months ended March 31, 2022 and for the period from January 7, 2021 (inception) through March 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Co-Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of  March 31, 2022, due to the material weakness in analyzing complex financial instruments including the proper classification of warrants as liabilities, redeemable Class A ordinary shares as temporary equity, and over-allotment as liability. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors.

Except for the below risk factor, there have been no material changes from the risk factors previously disclosed in the Company’s annual report on Form 10-K, filed with the SEC on April 15, 2022. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of May 2022.

Twin Ridge Capital Acquisition Corp.

By:	/s/ William P. Russell, Jr.
Name:	William P. Russell, Jr.
Title:	Co-Chief Executive Officer and Chief Financial Officer