Form 10-Q
period 2022-06-30
Twin Ridge Capital Acquisition Corp.
filed 2022-08-12
CIK 1840353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, 21,308,813 Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), and 5,327,203 Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares”), were issued and outstanding.

TWIN RIDGE CAPITAL ACQUISITION CORP.
Quarterly Report on Form 10-Q

		Page
		No.
PART I - FINANCIAL INFORMATION		1

Item 1.	Interim Financial Statements	1

	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021 and for the period from January 7, 2021 (inception) through June 30, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three and six months ended June 30, 2022 and for the three months ended June 30 2021 and for the period from January 7, 2021 (inception) through June 30, 2021	3

	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from January 7, 2021 (inception) through June 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II - OTHER INFORMATION		25

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

SIGNATURES		26

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

TWIN RIDGE CAPITAL ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash	$1,254,519	$1,714,922
Prepaid expenses	292,225	339,697
Due from related party, net	1,209	-
Total current assets	1,547,953	2,054,619
Prepaid expenses, non-current	-	57,995
Marketable securities held in Trust Account	213,333,658	213,101,191
Total Assets	$214,881,611	$215,213,805

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$1,443,831	$1,572,476
Due to related party, net	-	222
Total current liabilities	1,443,831	1,572,698
Warrant liability	1,231,214	7,364,314
Deferred underwriting discount	7,458,085	7,458,085
Total liabilities	10,133,130	16,395,097

Commitments
Class A ordinary shares subject to possible redemption, 21,308,813 shares at redemption value	213,333,658	213,101,191

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none shares issued and outstanding (excluding 21,308,813 shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,327,203 shares issued and outstanding	533	533
Additional paid-in capital	-	-
Accumulated deficit	(8,585,710)	(14,283,016)
Total shareholders’ deficit	(8,585,177)	(14,282,483)

Total Liabilities and Shareholders’ Deficit	$214,881,611	$215,213,805

The accompanying notes are an integral part of the unaudited condensed financial statements.

TWIN RIDGE CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the Period from January 7, 2021 (Inception) through June 30, 2021

Formation and operating costs	$232,494	$340,719	$435,794	$410,221
Loss from operations	(232,494)	(340,719)	(435,794)	(410,221)

Other income:
Warrant issuance costs	-	-	-	(539,844)
Change in fair value of warrant liabilities	1,967,243	4,999,861	6,133,100	5,005,696
Trust interest income	227,211	3,387	232,467	3,387
Total Other income, net	2,194,454	5,003,248	6,365,567	4,469,239

Net income	$1,961,960	$4,662,529	$5,929,773	$4,059,018
Basic and diluted weighted average shares outstanding, ordinary share subject to redemption	21,308,813	21,308,813	21,308,813	14,358,503
Basic and diluted net income per share	$0.07	$0.18	$0.22	$0.21
Basic and diluted weighted average shares outstanding, ordinary share	5,327,203	5,327,203	5,327,203	5,216,845
Basic and diluted net income per share	$0.07	$0.18	$0.22	$0.21

The accompanying notes are an integral part of the unaudited condensed financial statements.

TWIN RIDGE CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
 FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – December 31, 2021	-	$-	5,327,203	$533	$-	$(14,283,016)	$(14,282,483)
Accretion of Class A ordinary shares to redemption value	-	-	-	-	-	(5,256)	(5,256))
Net income	-	-	-	-	-	3,967,813	3,967,813
Balance – March 31, 2022 (Unaudited)	-	$-	5,327,203	$533	$-	$(10,320,459)	$(10,319,926)
Net income	-	-	-	-	-	1,961,960	1,961,960
Accretion of Class A ordinary shares to redemption value	-	-	-	-	-	(227,211)	(227,211)
Balance – June 30, 2022 (Unaudited)	-	$-	5,327,203	$533	$-	$(8,585,710)	$(8,585,177)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM JANUARY 7, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – January 7, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Class B ordinary shares issued to Sponsor	-	-	5,750,000	575	24,425	-	25,000
Proceeds received in excess of fair value of private placement warrants	-	-	-	-	894,382	-	894,382
Accretion of Class A ordinary shares to redemption value	-	-	-	-	(918,807)	(20,186,883)	(21,105,690)
Net loss	-	-	-	-	-	(603,511)	(603,511)
Balance – March 31, 2021 (Unaudited)	-	$-	5,750,000	$575	$-	$(20,790,394)	$(20,789,819)
Forfeiture of Class B ordinary shares	-	-	(422,797)	(42)	-	42	-
Net income	-	-	-	-	-	4,662,529	4,662,529
Balance – June 30, 2021 (Unaudited)	-	$-	5,327,203	$533	$-	$(16,127,823)	$(16,127,290)

The accompanying notes are an integral part of the unaudited condensed financial statements.

TWIN RIDGE CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2022	For the Period from January 7, 2021 (Inception) through June 30, 2021

Cash Flows from Operating Activities:
Net income	$5,929,773	$4,059,018
Adjustments to reconcile net income to net cash used in operating activities:
Trust interest income	(232,467)	(3,387)
Change in fair value of warrant liabilities	(6,133,100)	(5,005,696)
Warrant issuance costs	-	539,844
Changes in current assets and liabilities:
Prepaid expenses	105,467	(571,322)
Accounts payable	(128,645)	218,084
Due from related party	(1,209)	-
Due to related party	(222)	72
Net cash used in operating activities	(460,403)	(763,387)

Cash Flows from Investing Activities:
Marketable securities held in Trust Account	-	(213,088,130)
Net cash used in investing activities	-	(213,088,130)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	-	208,826,366
Proceeds from private placement	-	7,661,764
Proceeds from issuance of founder shares	-	25,000
Repayment to promissory note to related party	-	(60,094)
Payments of offering costs	-	(551,318)
Net cash provided by financing activities	-	215,901,718

Net Change in Cash	(460,403)	2,050,201
Cash – Beginning	1,714,922	-
Cash – Ending	$1,254,519	$2,050,201

Non-Cash Investing and Financing Activities:
Deferred underwriting commissions charged to additional paid in capital	$-	$7,458,085
Accretion of Class A ordinary shares subject to possible redemption	$232,467	$13,088,130
Initial value of Class A ordinary shares subject to possible redemption	$-	$200,000,000
Initial classification of warrant liability	$-	$16,141,749
Deferred offering costs paid by Sponsor loan	$-	$60,094

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from January 7, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and, since the closing of the Initial Public Offering (as defined below), the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

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

Going Concern and Liquidity

As of June 30, 2022, the Company had approximately $1.3 million in its operating bank account and working capital of approximately $0.1 million.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 is not necessarily indicative of the results that may be expected through December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income in the accompanying statement of operations. The estimated fair value of investments held in Trust Account are determined using available market information.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses, and due to related party are estimated to approximate the carrying values as of June 30, 2022 and December 31, 2021 due to the short maturities of such instruments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

As of June 30, 2022, the Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$213,088,130
Less:
Proceeds allocated to Public Warrants	(9,374,367)
Class A ordinary shares issuance costs	(11,731,323)
Plus:
Accretion of carrying value to redemption value	21,351,218
Class A ordinary shares subject to possible redemption	$213,333,658

Net Income Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 12,210,780 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021 and for the period from January 7, 2021 (inception) through June 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,569,568	$392,392	$3,730,023	$932,506

Denominator:
Weighted-average shares outstanding	21,308,813	5,327,203	21,308,813	5,327,203
Basic and diluted net income per share	$0.07	$0.07	$0.18	$0.18

	For the Six Months Ended June 30, 2022		For the Period from January 7, 2021 (Inception) Through June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$4,743,818	$1,185,955	$2,977,287	$1,081,731

Denominator:
Weighted-average shares outstanding	21,308,813	5,327,203	14,358,503	5,216,845
Basic and diluted net income per share	$0.22	$0.22	$0.21	$0.21

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed, and offering costs associated with the Class A ordinary shares are charged to the shareholders’ deficit. The Company incurred offering costs amounting to $12,271,167 as a result of the IPO consisting of a $4,261,764 underwriting fee $7,458,085 of deferred underwriting fees and $551,318 of other offering costs. The Company recorded $11,731,323 of offering costs as a reduction of equity in connection with the Class A ordinary shares included in the Units. The Company immediately expensed $539,844 of offering costs in connection with the Public Warrants and Private Placement Warrants that were classified as liabilities.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statement of operations. The initial fair value of the Private and Public Warrants were estimated using a Monte Carlo simulation (see Note 6).

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The warrants will become exercisable on the later of one year from the closing of the IPO or 30 days after the completion of its initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

In February 2021, the Sponsor transferred its interests representing a total of 60,000 Class B ordinary shares of the Company to three independent directors of the Company for per share consideration equal to the amount paid by the Sponsor to the Company for each founder share. Pursuant to the terms of the agreements governing these transfers, if the transferee ceases to serve as a director of the Company prior to the completion of the Company’s initial Business Combination, the Sponsor has the option to repurchase the founder shares from such transferee for the same per share consideration paid by the transferee for the initial transfer. The Sponsor’s option to repurchase the founder shares shall expire upon the consummation of the Company’s initial Business Combination. The sale of the founders shares to the Company’s directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the shares sold to the Company’s directors was $300,490 or approximately $5.01 per share. The founders’ shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the founders’ shares is recognized only when the performance condition is probable of occurrence. As of June 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no share-based compensation expense has been recognized. Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of founders shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the founder shares.

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

Due from Related Parties

The balance of $1,209 as of June 30, 2022 represents the $1,600 franchise tax paid by the Company on behalf of the Sponsor, net of the $391 operating expenses paid by the Sponsor on behalf of the Company.

Due to Related Parties

The balance of $222 as of December 31, 2021 represents operating expenses paid by the Sponsor on behalf of the Company.

Promissory Note — Related Party

On January 12, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of November 30, 2021 or the closing of the IPO. During the period from January 12, 2021 through June 30, 2021, the Company had borrowed $60,094 under the promissory note. On March 15, 2021, the Company paid the promissory note in full and overpaid $15,771, which was recorded as a receivable from Sponsor on the balance sheet. The Sponsor returned the overpayment to the Company on May 10, 2021.

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the date that the Company’s securities are first listed on NYSE, the Company will reimburse the Sponsor or an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the management team, in the amount of $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company recorded $30,000 and $60,000 for the three and six months ended June 30, 2022, respectively. The Company recorded $30,000 and $40,000 during the three months ended June 30, 2021 and for the period from January 7, 2021 (inception) through June 30, 2021, respectively.

NOTE 6. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$213,333,658	$213,333,658	$-	$-
	$213,333,658	$213,333,658	$-	$-

Liabilities:
Warrant Liability –Public Warrants	$710,294	$710,294	$-	$-
Warrant Liability – Private Placement Warrants	520,920	-	-	520,920
	$1,231,214	$710,294	$-	$520,920

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$213,101,191	$213,101,191	$-	$-
	$213,101,191	$213,101,191	$-	$-

Liabilities:
Warrant Liability –Public Warrants	$4,261,763	$4,261,763	$-	$-
Warrant Liability – Private Placement Warrants	3,102,551	-	-	3,102,551
	$7,364,314	$4,261,763	$-	$3,102,551

Initial Measurement

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants.

The subsequent measurement of the Public Warrants at June 30, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market. As of June 30, 2022 and December 31, 2021, the aggregate value of Public Warrants was $710,294 and $4,261,763, respectively.

The estimated fair value of the Private Placement Warrants on June 30, 2022 and December 31, 2021 is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs into the Monte Carlo simulation model for the warrant liability were as follows:

Input	June 30, 2022	December 31, 2021
Expected term (years)	5.67	6.48
Expected volatility	8.50%	12.40%
Risk-free interest rate	3.02%	1.40%
Fair value of the ordinary share price	$9.81	$9.69

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021 and for the period from January 7, 2021 (inception) through June 30, 2021:

June 30, 2022
Fair value as of January 1, 2022	$3,102,551
Revaluation of warrant liability included in other income within the statements of operations	(1,757,961)
Fair value as of March 31, 2022	$1,344,590
Revaluation of warrant liability included in other income within the statements of operations	(823,670)
Fair value as of June 30, 2022	$520,920

June 30, 2021
Fair value as of January 7, 2021 (inception)	$-
Initial fair value of warrant liability upon issuance at IPO	15,334,757
Initial fair value of warrant liability upon issuance at over-allotment	806,992
Revaluation of warrant liability included in other income within the statements of operations	(5,835)
Fair value as of March 31, 2021	$16,135,914
Transfer out of Level 3 to Level 1	(6,440,945)
Revaluation of warrant liability included in other income within the statements of operations	(4,999,861)
Fair value as of June 30, 2021	$4,695,108

NOTE 7. COMMITMENTS AND CONTINGENCIES

Registration and Shareholders Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement signed on March 3, 2021. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination. However, the registration and shareholder rights agreement provide that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock-up period, which occurs (i) in the case of the Founder Shares, and (ii) in the case of the Private Placement Warrants and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were none Class A ordinary shares issued and outstanding, excluding 21,308,813 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. At June 30, 2022 and December 31, 2021, there were 5,327,203 Class B ordinary shares issued and outstanding. On March 10, 2021, the underwriters partially exercised the over-allotment option to purchase 1,308,813 Units. As a result, 422,797 founder shares were forfeited on April 19, 2021.

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

References to the “Company,” “Twin Ridge Capital Acquistion Corp.,” “our,” “us” or “we” refer to Twin Ridge Capital Acquistion Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

Some of the statements contained in this report  may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties (some of which are beyond our control) or other factors:

●	we have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;

●	our potential ability to obtain additional financing to complete our initial Business Combination;

●	our pool of prospective target businesses;

●
our ability to consummate an initial Business Combination due to the uncertainty resulting from general economic and political conditions such as recessions, interest rates, international currency fluctuations and health epidemics and pandemics (including the ongoing COVID-19 pandemic), inflation, changes in diplomatic and trade relationships and acts of war or terrorism;

●	the ability of our officers and directors to generate a number of potential Business Combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties;

●	our financial performance; and

●
the other risks and uncertainties discussed in “Risk Factors” and our other reports filed with the SEC, including our annual report on Form 10-K filed with the SEC on April 15, 2022 and our quarterly report on Form 10-Q filed with the SEC on May 16, 2022.

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

Results of Operations

Our entire activity since inception up to June 30, 2022 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2022, we had net income of $1,961,960, which was comprised of change in fair value of warrants of $1,967,243, and trust interest income of $227,211, offset by operating costs of $232,494.

For the three months ended June 30, 2021, we had net income of $4,662,529, which was comprised of change in fair value of warrants of $4,999,861, and trust interest income of $3,387, offset by operating costs of $340,719.

For the six months ended June 30, 2022, we had net income of $5,929,773, which was comprised of change in fair value of warrants of $6,133,100, and trust interest income of $232,467, offset by operating costs of $435,794.

For the period from January 7, 2021 through June 30, 2021, we had net income of $4,059,018, which was comprised of change in fair value of warrants of $5,005,696, and trust interest income of $3,387, offset by operating costs of $410,221 and warrant issuance costs of $539,844.

Going Concern and Liquidity

As of June 30, 2022, the Company had approximately $1.3 million in its operating bank account and working capital of approximately $0.1 million.

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

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. A significant accounting estimate included in these financial statements is the valuation of the warrant liability. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

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

Net Income Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 12,210,780 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021 and for the period from January 7, 2021 (inception) through June 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Co-Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022, due to the material weakness in analyzing complex financial instruments including the proper classification of warrants as liabilities, redeemable Class A ordinary shares as temporary equity, and over-allotment as liability. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association.(1)

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.(1)

4.2	Specimen Unit Certificate.(2)

4.3	Specimen Class A Ordinary Share Certificate.(2)

4.4	Specimen Warrant Certificate.(2)

31.1*	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of Co-Chief Executive Officer and Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Co-Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** Furnished herewith.
(1) Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on March 9, 2021.
(2) Incorporated by reference to the registrant’s Form S-1, filed with the SEC on February 23, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 11th day of August 2022.

Twin Ridge Capital Acquisition Corp.

By:	/s/ William P. Russell, Jr.
Name:	William P. Russell, Jr.
Title:	Co-Chief Executive Officer and Chief Financial Officer