Form 10-Q
period 2022-09-30
Twin Ridge Capital Acquisition Corp.
filed 2022-11-09
CIK 1840353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 9, 2022, 21,308,813 Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), and 5,327,203 Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares”), were issued and outstanding.

TWIN RIDGE CAPITAL ACQUISITION CORP.
Quarterly Report on Form 10-Q

		Page
		No.
PART I - FINANCIAL INFORMATION		1

Item 1.	Interim Financial Statements	1

	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021, and for the period from January 7, 2021 (Inception) through September 30, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2022, for the three months ended September 30 2021, and for the period from January 7, 2021 (Inception) through September 30, 2021	3

	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from January 7, 2021 (Inception) through September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II - OTHER INFORMATION		26

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

SIGNATURES		27

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

TWIN RIDGE CAPITAL ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash	$1,193,162	$1,714,922
Prepaid expenses	183,609	339,697
Due from related party, net	1,984	—
Total current assets	1,378,755	2,054,619
Prepaid expenses, non-current	—	57,995
Marketable securities held in Trust Account	214,270,816	213,101,191
Total Assets	$215,649,571	$215,213,805

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$1,470,768	$1,572,476
Due to related party, net	—	222
Total current liabilities	1,470,768	1,572,698
Warrant liability	742,211	7,364,314
Deferred underwriting discount	7,458,085	7,458,085
Total Liabilities	9,671,064	16,395,097

Commitments
Class A ordinary shares subject to possible redemption, 21,308,813 shares at redemption value of approximately $10.06 and $10.00 at September 30, 2022 and December 31, 2021, respectively	214,270,816	213,101,191

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none shares issued and outstanding (excluding 21,308,813 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,327,203 shares issued and outstanding	533	533
Additional paid-in capital	—	—
Accumulated deficit	(8,292,842)	(14,283,016)
Total Shareholders’ Deficit	(8,292,309)	(14,282,483)

Total Liabilities and Shareholders’ Deficit	$215,649,571	$215,213,805

The accompanying notes are an integral part of the unaudited condensed financial statements.

TWIN RIDGE CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the Period from January 7, 2021 (Inception) through September 30, 2021

Formation and operating costs	$196,135	$171,268	$631,929	$581,489
Loss from operations	(196,135)	(171,268)	(631,929)	(581,489)

Other income (expense):
Warrant issuance costs	—	—	—	(539,844)
Change in fair value of warrant liabilities	489,003	2,963,749	6,622,103	7,969,445
Trust interest income	937,158	4,379	1,169,625	7,766
Total other income, net	1,426,161	2,968,128	7,791,728	7,437,367

Net income	$1,230,026	$2,796,860	$7,159,799	$6,855,878
Basic and diluted weighted average shares outstanding, ordinary share subject to redemption	21,308,813	21,308,813	21,308,813	16,808,421
Basic and diluted net income per share	$0.05	$0.11	$0.27	$0.31
Basic and diluted weighted average shares outstanding, ordinary share	5,327,203	5,327,203	5,327,203	5,205,599
Basic and diluted net income per share	$0.05	$0.11	$0.27	$0.31

The accompanying notes are an integral part of the unaudited condensed financial statements.

TWIN RIDGE CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – December 31, 2021	—	$—	5,327,203	$533	$—	$(14,283,016)	$(14,282,483)
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(5,256)	(5,256)
Net income	—	—	—	—	—	3,967,813	3,967,813
Balance – March 31, 2022 (Unaudited)	—	—	5,327,203	533	—	(10,320,459)	(10,319,926)
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(227,211)	(227,211)
Net income	—	—	—	—	—	1,961,960	1,961,960
Balance – June 30, 2022 (Unaudited)	—	—	5,327,203	533	—	(8,585,710)	(8,585,177)
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(937,158)	(937,158)
Net income	—	—	—	—	—	1,230,026	1,230,026
Balance – September 30, 2022 (Unaudited)	—	$—	5,327,203	$533	$—	$(8,292,842)	$(8,292,309)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM JANUARY 7, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – January 7, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Proceeds received in excess of fair value of private placement warrants	—	—	—	—	894,382	—	894,382
Accretion of Class A ordinary shares to redemption value	—	—	—	—	(918,807)	(20,186,883)	(21,105,690)
Net loss	—	—	—	—	—	(603,511)	(603,511)
Balance – March 31, 2021 (Unaudited)	—	—	5,750,000	575	—	(20,790,394)	(20,789,819)
Forfeiture of Class B ordinary shares	—	—	(422,797)	(42)	—	42	—
Net income	—	—	—	—	—	4,662,529	4,662,529
Balance – June 30, 2021 (Unaudited)	—	—	5,327,203	533	—	(16,127,823)	(16,127,290)
Net income	—	—	—	—	—	2,796,860	2,796,860
Balance – September 30, 2021 (Unaudited)	—	$—	5,327,203	$533	$—	$(13,330,963)	$(13,330,430)

The accompanying notes are an integral part of the unaudited condensed financial statements.

TWIN RIDGE CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2022	For the Period from January 7, 2021 (Inception) through September 30, 2021

Cash Flows from Operating Activities:
Net income	$7,159,799	$6,855,878
Adjustments to reconcile net income to net cash used in operating activities:
Trust interest income	(1,169,625)	(7,766)
Change in fair value of warrant liabilities	(6,622,103)	(7,969,445)
Warrant issuance costs	—	539,844
Changes in current assets and liabilities:
Prepaid expenses	214,083	(481,332)
Accounts payable	(101,708)	51,983
Due from related party	(1,984)	—
Due to related party	(222)	136
Net cash used in operating activities	(521,760)	(1,010,702)

Cash Flows from Investing Activities:
Marketable securities held in Trust Account	—	(213,088,130)
Net cash used in investing activities	—	(213,088,130)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	—	208,826,366
Proceeds from private placement	—	7,661,764
Proceeds from issuance of founder shares	—	25,000
Repayment to promissory note to related party	—	(60,094)
Payments of offering costs	—	(491,224)
Net cash provided by financing activities	—	215,961,812

Net Change in Cash	(521,760)	1,862,980
Cash – Beginning	1,714,922	—
Cash – Ending	$1,193,162	$1,862,980

Non-Cash Investing and Financing Activities:
Deferred underwriting commissions charged to additional paid in capital	$—	$7,458,085
Remeasurement of Class A ordinary shares subject to possible redemption	$1,169,625	$13,088,130
Initial value of Class A ordinary shares subject to possible redemption	$—	$200,000,000
Initial classification of warrant liability	$—	$16,141,749
Deferred offering costs paid by Sponsor loan	$—	$60,094

The accompanying notes are an integral part of the unaudited condensed financial statements.

TWIN RIDGE CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. Organization and Business Operations

Organization and General

Twin Ridge Capital Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on January 7, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar Business Combination with one or more businesses or entities (the “Business Combination”). The Company will not be limited to a particular industry or geographic region in its identification and acquisition of a target company. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company has selected December 31 as its fiscal year end.

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from January 7, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and, since the closing of the Initial Public Offering (as defined below), the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

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

Going Concern and Liquidity

As of September 30, 2022, the Company had approximately $1.2 million in its operating bank account and working capital deficit of approximately $0.1 million.

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

On February 24, 2022, Russian forces launched significant military action against Ukraine, and sustained conflict and disruption in the region is possible. The impact to Ukraine as well as actions taken by other countries, including new and stricter sanctions imposed by Canada, the United Kingdom, the European Union, the United States, and other countries and companies and organizations against officials, individuals, regions, and industries in Russia and Ukraine, and actions taken by Russia in response to such sanctions, and each country’s potential response to such sanctions, tensions, and military actions could have a material adverse effect on the Company’s ability to complete the Business Combination. Any such material adverse effect from the conflict and enhanced sanctions activity may include reduced trading and business activity levels, disruption of financial markets, increased costs, disruption of services, inability to complete financial or banking transactions, and inability to service existing or new customers in the region. Prolonged unrest, military activities, or broad-based sanctions, should they be implemented, could have a material adverse effect on the Company’s ability to complete the Business Combination.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 is not necessarily indicative of the results that may be expected through December 31, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on April 15, 2022.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non- emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At September 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income in the accompanying statement of operations. The estimated fair value of investments held in Trust Account are determined using available market information.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses, and due to related party are estimated to approximate the carrying values as of September 30, 2022 and December 31, 2021 due to the short maturities of such instruments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

As of September 30, 2022 and December 31, 2021, the Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$213,088,130
Less:
Proceeds allocated to Public Warrants	(9,374,367)
Class A ordinary shares issuance costs	(11,731,323)
Plus:
Accretion of carrying value to redemption value	21,105,690
Remeasurement of Class A ordinary shares to redemption value	13,061
Class A ordinary shares subject to possible redemption – December 31, 2021	213,101,191
Plus:
Remeasurement of Class A ordinary shares to redemption value	1,169,625
Class A ordinary shares subject to possible redemption – September 30, 2022	$214,270,816

Net Income Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 12,210,780 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and for the period from January 7, 2021 (Inception) through September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended September 30, 2022		For the Three Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$984,021	$246,005	$2,237,488	$559,372

Denominator:
Weighted-average shares outstanding	21,308,813	5,327,203	21,308,813	5,327,203
Basic and diluted net income per share	$0.05	$0.05	$0.11	$0.11

	For the Nine Months Ended September 30, 2022		For the Period from January 7, 2021 (Inception) Through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$5,727,839	$1,431,960	$5,234,686	$1,621,192

Denominator:
Weighted-average shares outstanding	21,308,813	5,327,203	16,808,421	5,205,599
Basic and diluted net income per share	$0.27	$0.27	$0.31	$0.31

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

In February 2021, the Sponsor transferred its interests representing a total of 60,000 Class B ordinary shares of the Company to three independent directors of the Company for per share consideration equal to the amount paid by the Sponsor to the Company for each founder share. Pursuant to the terms of the agreements governing these transfers, if the transferee ceases to serve as a director of the Company prior to the completion of the Company’s initial Business Combination, the Sponsor has the option to repurchase the founder shares from such transferee for the same per share consideration paid by the transferee for the initial transfer. The Sponsor’s option to repurchase the founder shares shall expire upon the consummation of the Company’s initial Business Combination. The sale of the founders shares to the Company’s directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the shares sold to the Company’s directors was $300,490 or approximately $5.01 per share. The founders’ shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the founders’ shares is recognized only when the performance condition is probable of occurrence. As of September 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no share-based compensation expense has been recognized. Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of founders shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the founder shares.

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

Due from Related Parties

The balance of $1,984 as of September 30, 2022 represents the $2,973 tax paid by the Company on behalf of the Sponsor, net of the $989 operating expenses paid by the Sponsor on behalf of the Company.

Due to Related Parties

The balance of $222 as of December 31, 2021 represents operating expenses paid by the Sponsor on behalf of the Company.

Promissory Note — Related Party

On January 12, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of November 30, 2021 or the closing of the IPO. During the period from January 12, 2021 through September 30, 2021, the Company had borrowed $60,094 under the promissory note. On March 15, 2021, the Company paid the promissory note in full and overpaid $15,771, which was recorded as a receivable from Sponsor on the balance sheet. The Sponsor returned the overpayment to the Company on May 10, 2021.

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the date that the Company’s securities are first listed on NYSE, the Company will reimburse the Sponsor or an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the management team, in the amount of $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company recorded $30,000 and $90,000 for the three and nine months ended September 30, 2022, respectively. The Company recorded $30,000 and $70,000 during the three months ended September 30, 2021 and for the period from January 7, 2021 (Inception) through September 30, 2021, respectively.

NOTE 6. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$214,270,816	$214,270,816	$—	$—
	$214,270,816	$214,270,816	$—	$—

Liabilities:
Warrant Liability –Public Warrants	$426,887	$426,887	$—	$—
Warrant Liability – Private Placement Warrants	315,324	—	—	315,324
	$742,211	$426,887	$—	$315,324

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$213,101,191	$213,101,191	$—	$—
	$213,101,191	$213,101,191	$—	$—

Liabilities:
Warrant Liability –Public Warrants	$4,261,763	$4,261,763	$—	$—
Warrant Liability – Private Placement Warrants	3,102,551	—	—	3,102,551
	$7,364,314	$4,261,763	$—	$3,102,551

Initial Measurement

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants.

The subsequent measurement of the Public Warrants at September 30, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market. As of September 30, 2022 and December 31, 2021, the aggregate value of Public Warrants was $426,887 and $4,261,763, respectively.

The estimated fair value of the Private Placement Warrants on September 30, 2022 and December 31, 2021 is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs into the Monte Carlo simulation model for the warrant liability were as follows:

Input	September 30, 2022	December 31, 2021
Expected term (years)	5.42	6.48
Expected volatility	5.10%	12.40%
Risk-free interest rate	4.04%	1.40%
Fair value of the ordinary share price	$9.92	$9.69

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and for the period from January 7, 2021 (inception) through September 30, 2021:

September 30, 2022
Fair value as of January 1, 2022	$3,102,551
Revaluation of warrant liability included in other income within the statements of operations	(1,757,961)
Fair value as of March 31, 2022	1,344,590
Revaluation of warrant liability included in other income within the statements of operations	(823,670)
Fair value as of June 30, 2022	520,920
Revaluation of warrant liability included in other income within the statements of operations	(205,596)
Fair value as of September 30, 2022	$315,324

September 30, 2021
Fair value as of January 7, 2021 (inception)	$—
Initial fair value of warrant liability upon issuance at IPO	15,334,757
Initial fair value of warrant liability upon issuance at over-allotment	806,992
Revaluation of warrant liability included in other income within the statements of operations	(5,835)
Fair value as of March 31, 2021	16,135,914
Transfer out of Level 3 to Level 1	(6,440,945)
Revaluation of warrant liability included in other income within the statements of operations	(4,999,861)
Fair value as of June 30, 2021	4,695,108
Revaluation of warrant liability included in other income within the statements of operations	(1,246,258)
Fair value as of September 30, 2021	$3,448,850

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were none Class A ordinary shares issued and outstanding, excluding 21,308,813 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. At September 30, 2022 and December 31, 2021, there were 5,327,203 Class B ordinary shares issued and outstanding. On March 10, 2021, the underwriters partially exercised the over-allotment option to purchase 1,308,813 Units. As a result, 422,797 founder shares were forfeited on April 19, 2021.

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

●
the other risks and uncertainties discussed in “Risk Factors” and our other reports filed with the SEC, including our annual report on Form 10-K filed with the SEC on April 15, 2022 and our quarterly reports on Form 10-Q filed with the SEC on May 16, 2022 and August 12, 2022.

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

Results of Operations

Our entire activity since inception up to September 30, 2022 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30, 2022, we had net income of $1,230,026, which was comprised of change in fair value of warrants of $489,003, and trust interest income of $937,158, offset by operating costs of $196,135.

For the nine months ended September 30, 2022, we had net income of $7,159,799, which was comprised of change in fair value of warrants of $6,622,103, and trust interest income of $1,169,625, offset by operating costs of $631,929.

For the three months ended September 30, 2021, we had net income of $2,796,860, which was comprised of a change in fair value of warrants of $2,963,749 and trust interest income of $4,379, offset by the operating costs of $171,268.

For the period from January 7, 2021 (Inception) through September 30, 2021, we had net income of $6,855,878, which was comprised of a change in fair value of warrants of $7,969,445 and trust interest income of $7,766, offset by the operating costs of $581,489 and warrant issuance costs of $539,844.

Going Concern and Liquidity

As of September 30, 2022, the Company had approximately $1.2 million in its operating bank account and working capital deficit of approximately $0.1 million.

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

The Company intends to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions), to complete its initial Business Combination. The Company may withdraw interest income (if any) to pay its taxes, if any. The Company’s annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. To the extent that the Company’s equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial Business Combination.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). To date, there were no amounts outstanding under any Working Capital Loans.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination.

Moreover, we may need to obtain additional financing to complete our initial Business Combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account, or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we have not consummated our initial Business Combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

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

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. A significant accounting estimate included in these financial statements is the valuation of the warrant liability. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

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

Net Income (Loss) Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 12,210,780 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and for the period from January 7, 2021 (Inception) through September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statement of operations. The initial fair value of the Private and Public Warrants were estimated using a Monte Carlo simulation.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the principal executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this item.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Co-Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022, due to the material weakness in analyzing complex financial instruments including the proper classification of warrants as liabilities, redeemable Class A ordinary shares as temporary equity, and over-allotment as liability. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider our risk factors from those disclosed under “Item 1A. Risk Factors” included in our Form 10-K, our Quarterly Report on Form 10-Q filed with the SEC on May 16, 2022 and our Quarterly Report on Form 10-Q filed with the SEC on August 12, 2022. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

As of the date of this report, there have been no material changes to the risk factors disclosed in our Form 10-K, our Quarterly Report on Form 10-Q filed with the SEC on May 16, 2022 and our Quarterly Report on Form 10-Q filed with the SEC on August 12, 2022, except for the below risk factor. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial Business Combination.

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

32.1**	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Co-Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this ninth day of November 2022.

Twin Ridge Capital Acquisition Corp.

By:	/s/ William P. Russell, Jr.
Name:	William P. Russell, Jr.
Title:	Co-Chief Executive Officer and Chief Financial Officer