Form 10-K
period 2022-12-31
Twin Ridge Capital Acquisition Corp.
filed 2023-03-31
CIK 1840353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number 001-40157

TWIN RIDGE CAPITAL ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1577338
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

999 Vanderbilt Beach Road, Suite 200 Naples, Florida	34108
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 235-0292

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant	TRCA.U	New York Stock Exchange
Class A ordinary shares included as part of the units	TRCA	New York Stock Exchange
Warrants included as part of the Units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	TRCA WS	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of  the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

The registrant’s units, each consisting of one Class A ordinary share, $0.0001 par value (the “Class A ordinary shares”), and one-third of one redeemable warrant, began trading on The New York Stock Exchange (the “NYSE”) on May 14, 2021. Commencing April 30, 2021, holders of the units were permitted to elect to separately trade the Class A ordinary shares and warrants included in the units.

The aggregate market value of the registrant’s Class A ordinary shares held by non-affiliates of the registrant as of June 30, 2022 (the last business day of the registrants most recently completed second fiscal quarter), was approximately $209,039,455 (based on the closing sales price of the ordinary shares on June 28, 2022 of $9.81)

As of March 31, 2023, 6,266,645 Class A ordinary shares, par value $0.0001 per share, and 5,327,203 Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares”), were issued and outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

•
“amended and restated memorandum and article of association” means the amended and restated memorandum and articles of association that the Company adopted prior to the consummation of our initial public offering, as amended on March 6, 2023;

•	“Carbon Revolution” means Carbon Revolution Limited (formerly known as Poppetell Limited), a private limited company incorporated in Ireland with registered number 607450.

•	“Companies Act” means the Companies Act (As Revised) of the Cayman Islands, as the same may be amended from time to time;

•	“Class A ordinary shares” means our shares of class A ordinary shares, par value $0.0001 per share;

•	“Class B ordinary shares” are to our shares of class B ordinary shares, par value $0.0001 per share;

•	“founder shares” means the 5,327,203 Class B ordinary shares issued and outstanding.

•	“Founder Holders” means the Sponsor, TRCA Subsidiary, Alison Burns, Paul Henrys and Gary Pilnick.

•	“Industry Advisors” means Tom Bené, John Bryant, Mike Duffy, Steve Louden, Christopher O’Leary, Mike Polk and Bill Toler;

•
“initial shareholders” means all of our shareholders immediately prior to the date of this report, including all of our officers, Industry Advisors and directors to the extent they hold ordinary shares;

•	“management” or our “management team” means our executive officers and directors;

•	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

•
“private placement warrants” means the warrants exercisable for one Class A ordinary share at a price of $11.50 per share issued to the Sponsor simultaneously with the closing of our initial public offering  and concurrently with the partial exercise of the underwriters’ over-allotment after our initial public offering in separate private placements at a price of $1.50 per warrant;

•
“public warrants” means the warrants included in the units issued in our initial public offering, each whole warrant being exercisable for one Class A ordinary share at an exercise price of $11.50 per share.

•
“public shares” means our Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

•
“public shareholders” means the holders of our public shares, including our Sponsor and management team to the extent our Sponsor and/or members of our management team purchase public shares, provided that our Sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

•	“Sponsor” means Twin Ridge Capital Sponsor LLC, a Delaware limited liability company;

•	“TRCA Subsidiary” means Twin Ridge Capital Sponsor Subsidiary Holdings LLC, a Delaware limited liability company.

•
“warrants” means our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent that they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees; and

•	“we,” “us,” “our,” or “Company” means Twin Ridge Capital Acquisition Corp., a Cayman Islands exempted company.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our recently announced proposed business combination with Carbon Revolution, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination, including our recently announced proposed business combination with Carbon Revolution;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance following our initial public offering.

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

•
We are a company established for the purpose of identifying a company to partner with in order to effectuate a merger, share exchange, asset acquisition, share purchase, reorganization, or similar partnering transaction with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Past performance by our management team or our Industry Advisors or their respective affiliates may not be indicative of future performance of an investment in us.

•	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

•
Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

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

•
The requirement that we consummate an initial business combination by the date by which we are required to consummate a business combination pursuant to our amended and restated memorandum and articles of association (the “Termination Date”) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

•
Certain of our officers and directors have or will have direct and indirect economic interests in us and/or our Sponsor after the consummation of our initial public offering and such interests may potentially conflict with those of our public shareholders as we evaluate and decide whether to recommend a potential business combination to our public shareholders.

•
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent increases in inflation, coronavirus (“COVID-19”) outbreak and the status of debt and equity markets.

v

•
We may not be able to consummate an initial business combination by the Termination Date, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

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

•
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination by the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

•
If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the Termination Date, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

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

We seek to capitalize on the nearly 100 years of combined investing and operating experience of our management team. We believe our management team is uniquely qualified to identify, acquire and operate businesses that can benefit from our industry, operating and investment experience, and the established relationships of our management team, Industry Advisors and board of directors to generate attractive risk-adjusted returns for our shareholders. While we may pursue an initial business combination target in any business, industry or geographical location, we intend to focus our search broadly within the consumer and distribution related and adjacent industries. Investment opportunities are sourced through our proprietary and differentiated network and deep relationships with executives, advisors, and intermediaries built over decades of investing in and operating consumer and distribution businesses.

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

On March 6, 2023, we held an extraordinary general meeting of shareholders (“Extension Meeting”) to amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 15,042,168 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $153,567,547 or $10.21 per share. After the satisfaction of such redemptions and receipt of the initial deposit of $480,000 to the Trust Account, the balance in our trust account was approximately $64,457,034.

Proposed Carbon Revolution Business Combination

Business Combination Agreement and Scheme Implementation Deed

On November 29, 2022, the Company, Carbon Revolution, Carbon Revolution Limited (formerly known as Poppetell Limited), a private limited company incorporated in Ireland with registered number 607450 (“MergeCo”), and Poppettell Merger Sub, a Cayman Islands exempted company and wholly-owned subsidiary of MergeCo (“Merger Sub” and, together with the Company, Carbon Revolution and MergeCo, collectively, the “Parties” and each a “Party”), entered into a business combination agreement (the “Business Combination Agreement”), and on November 30, 2022 Carbon Revolution, the Company and MergeCo entered into the Scheme Implementation Deed (the “Scheme Implementation Deed”).

Entry into the Business Combination Agreement and the Scheme Implementation Deed, and the respective transactions contemplated thereby (the “Transactions”) were unanimously approved by the board of directors of each of the Company and Carbon Revolution.

The Business Combination and the Scheme Implementation Deed

The Business Combination Agreement provides for the business combination, pursuant to which, among other things, the Company shall be merged with and into MergerSub, with Merger Sub surviving as a wholly-owned subsidiary of MergeCo (the “Surviving Company”), (the “Merger”), subject to, among other things, the approval of the Company’s shareholders.

Under the Scheme Implementation Deed, Carbon Revolution has agreed to propose a scheme of arrangement under Part 5.1 of the Corporations Act 2001 (Cth) (the “Scheme”) and a capital reduction under Part 2J.1 of the Corporations Act 2001 (Cth) (the “Capital Reduction”) which, if implemented, will result in all shares of Carbon Revolution (the “Carbon Revolution Shares”) being cancelled in return for consideration, with Carbon Revolution issuing a share to MergeCo (resulting in Carbon Revolution becoming a wholly-owned subsidiary of MergeCo), subject to Carbon Revolution shareholder approval, approval of the Federal Court of Australia and the satisfaction of various other conditions (a full list of the conditions is set out in the Scheme Implementation Deed).

Concurrently with the execution of the Business Combination Agreement and the Scheme Implementation Deed, certain members of management and all the directors of Carbon Revolution entered into voluntary escrow deeds with Carbon Revolution, pursuant to which, such individuals agreed to certain lock-up restrictions on Carbon Revolution Shares held by each such member of management or director of Carbon Revolution, as applicable, effective from November 29, 2022 until the Implementation Date (as defined in the Scheme Implementation Deed) of the Scheme.

Consideration

Subject to the terms and conditions set forth in the Scheme Implementation Deed, shareholders of Carbon Revolution will receive, in exchange for each Carbon Revolution Share, a number of ordinary shares of MergeCo (the “MergeCo Ordinary Shares”) pursuant to the Scheme Implementation Deed (as at the Scheme Record Date (as defined in the Scheme Implementation Deed)) calculated in the following manner: $200,000,000 (y)(i) less Outstanding Debt (as defined in the Scheme of Arrangement – Share Scheme) (ii) plus Cash (as defined in the Scheme of Arrangement – Share Scheme) and (z) divided by US$10.00, with such total amount, divided by the total number of the Carbon Revolution Shares on issue as at the Scheme Record Date (or which would be on issue if all securities of Carbon Revolution convertible into Carbon Revolution Shares had converted on such date).

Subject to the terms and conditions set forth in the Business Combination Agreement, by virtue of the Merger and without any action on the part of any party or holder of securities, at the SPAC Merger Effective Time (as defined in the Business Combination Agreement) (a) each of the Company’s Class B ordinary shares shall convert automatically on a one-for-one basis, into the Company’s Class A ordinary shares (the “Pre-Merger Conversion”), (b) immediately after the Pre-Merger Conversion, each Class A ordinary share will be automatically cancelled in exchange for one validly issued, fully paid and non-assessable MergeCo Ordinary Share, (c) the public warrants shall be automatically exchanged for one warrant to acquire one MergeCo Ordinary Share at an exercise price of $11.50 per share (“MergeCo Public Warrants”), subject to substantially the same terms and conditions set forth in the warrant agreement pursuant to which such public warrant was issued immediately prior to the SPAC Merger Effective Time (d) each private placement warrant shall be automatically exchanged for one MergeCo Public Warrant (each, a “MergeCo Founder Warrant”) with each such MergeCo Founder Warrant being subject to substantially the same terms and conditions set forth in the warrant agreement pursuant to which such SPAC Private Warrant was issued immediately prior to the SPAC Merger Effective Time and (e) each ordinary share of Merger Sub issued and outstanding immediately prior to the SPAC Merger Effective Time shall be converted into, and exchanged for, one validly issued, fully paid and nonassessable ordinary share, par value $0.0001 per share, of the Surviving Company.

Representations and Warranties, and Covenants

Under the Business Combination Agreement and the Scheme Implementation Deed, the parties thereto made customary representations and warranties for transactions of this type, with respect to the parties, the transactions contemplated by the Business Combination Agreement and the Scheme Implementation Deed and their respective business operations and activities. The representations and warranties made under the Business Combination Agreement and the Scheme Implementation Deed shall terminate and expire upon the occurrence of the closing of the transactions contemplated thereby. The representations and warranties made under the Business Combination Agreement and the Scheme Implementation Deed are solely for the benefit of the parties thereto.

In addition, the parties to the Business Combination Agreement and Scheme Implementation Deed agreed to be bound by certain covenants that are, collectively, customary for transactions of this type, including (a) the requirement to take all necessary steps and exercise all rights necessary to implement the Merger and the Scheme in accordance with the Timetable (as defined in the Scheme Implementation Deed), (b) the preparation and filing of the Registration Statement on Form F-4 filed by MergeCo in connection with the registration under the Securities Act of 1933, as amended (the “Securities Act”) of the MergeCo Shares to be issued in connection with the Scheme, which Form F-4 contains the proxy statement for the Company’s shareholders (the “SPAC Proxy Statement”), (c) restrictions on the conduct of Carbon Revolution’s, the Company’s and MergeCo’s respective businesses prior to the consummation of the transactions contemplated thereby and (d) exclusivity provisions, subject to certain exceptions including a fiduciary exception where either the Company or Carbon Revolution board determines in good faith that a competing proposal is or could reasonably be expected to become a Superior Proposal or SPAC Superior Transaction (as applicable) (each as defined in the Scheme Implementation Deed) and not considering such Superior Proposal or SPAC Superior Transaction (as applicable) would or would be reasonably likely to constitute a breach of fiduciary or statutory duties by the Company or Carbon Revolution board (as applicable) owed to the Company or Carbon Revolution shareholders (as applicable), and (e) that each of Carbon Revolution and the Company will not, and must ensure that each of their Related Parties and Related Bodies Corporate (as those terms are defined in the Scheme Implementation Deed) do not, directly or indirectly, (i) solicit, invite, encourage or initiate any inquiry, expression of interest, offer, proposal or discussion by any person in relation to a Competing Proposal in respect of Carbon Revolution, or SPAC Competing Transaction in respect of the Company (as each is defined in the Scheme Implementation Deed), (ii) facilitate, participate in or continue any negotiations or discussions with respect to any inquiry, expression of interest, offer, proposal or discussion with any person relating to an actual, proposed or potential Competing Proposal in respect of Carbon Revolution, or an actual or potential SPAC Competing Transaction in respect of the Company or (iii) negotiate, accept or enter into, or agree to negotiate, accept, or enter into, any agreement, arrangement or understanding relating to an actual, proposed or potential Competing Proposal in respect of Carbon Revolution, or an actual or potential SPAC Competing Transaction in respect of the Company.

Conditions to Each Party’s Obligations

Consummation of each of the Merger and the Scheme is subject to conditions that are customary for a transaction of this type, including, among others: (a) receipt of written notice advising that the Foreign Investment Review Board of Australia (“FIRB”) has no objection to the Merger and the Scheme, or expiration of the applicable waiting period for FIRB; (b) there being no temporary, preliminary or final order, injunction, decision or decree issued by any court of competent jurisdiction or government agency which restrains, prohibits, or prevents, implementation of the Scheme or the Merger; (c) approval by the Company’s shareholders of certain proposals to be set forth in the SPAC Proxy Statement; (d) approval by Carbon Revolution shareholders of the Scheme and the Capital Reduction; (e) approval by an Australian court of the Scheme; (f) the issue of an independent expert’s report by an independent expert (as appointed by Carbon Revolution) which concludes that the Scheme and the Capital Reduction are in the best interest of the shareholders of Carbon Revolution; (g) the MergeCo Ordinary Shares to be issued pursuant to the Scheme Implementation Deed being approved for listing on a national exchange in the United States and (h) the Registration Statement on Form F-4 containing the SPAC Proxy Statement being declared effective in accordance with the provisions of the Securities Act.

Termination

The Business Combination Agreement and Scheme Implementation Deed each include customary termination provisions.

The Scheme Implementation Deed may be terminated under certain customary and limited circumstances prior to 8:00am on the Second Court Date (as defined in the Scheme Implementation Deed), including:

(a) by Carbon Revolution if the Company (in the case of a termination by Carbon Revolution) or the Company if Carbon Revolution, MergeCo or MergerSub (in the case of a termination by the Company) (1) has materially breached the Scheme Implementation Deed or the Business Combination Agreement and the party in breach has failed to remedy the breach within ten business days (or such shorter period ending at 5:00pm on the business day before the Second Court Date) after receipt by it of a notice in writing from the terminating party setting out details of the relevant circumstances and stating an intention to terminate the Scheme Implementation Deed, (2) if the Federal Court of Australia or another government agency (including any other court) has taken any action permanently restraining or otherwise prohibiting or preventing the Merger or the Scheme, or has refused to do anything necessary to permit the Merger and the Scheme to be implemented by the End Date (as defined in the Scheme Implementation Deed), and the action or refusal has become final and cannot be appealed or reviewed or the party, acting reasonably, believes that there is no realistic prospect of an appeal or review succeeding by the End Date, (3) if the Effective Date (as defined in the Scheme Implementation Deed) of the Scheme has not occurred, or will not occur, on or before the End Date, or (4) if the shareholders of Carbon Revolution have not agreed to the Scheme and Capital Reduction at the Scheme Meeting (as defined in the Scheme Implementation Deed) by the requisite majorities;

(b) by the Company, (1) if there is a Carbon Revolution Prescribed Occurrence or Carbon Revolution Regulated Event (each as defined in the Scheme Implementation Deed), or (2) if any director of Carbon Revolution fails to recommend the Scheme and the Capital Reduction, withdraws, adversely changes, adversely modifies or adversely qualifies their support of the Scheme or their recommendation that shareholders of Carbon Revolution vote in favor of the Scheme, or makes a public statement indicating that he or she no longer recommends the Transactions or recommends, supports or endorses another transaction, other than where any such director is required or requested by a court or government agency to abstain or withdraw from making a recommendation that the shareholders of Carbon Revolution vote in favor of the Scheme after the date of the Scheme Implementation Deed; or (c) by Carbon Revolution if (1) at any time before 8:00 am on the Second Court Date, the board of directors of Carbon Revolution or a majority of the board of directors of Carbon Revolution has changed, withdrawn, modified or qualified its recommendation in respect of the Scheme as permitted under the Scheme Implementation Deed, (2) if there is a SPAC Prescribed Occurrence (as defined in the Scheme Implementation Deed), (3) if any director of the Company fails to recommend the Transactions, withdraws, adversely changes, adversely modifies or adversely qualifies their support of the Scheme and Merger or their recommendation that the Company’s shareholders vote in favor of the SPAC Proposals and SPAC Extension Proposals (each as defined in the Scheme Implementation Deed), (4) if the Company enters into any legally binding agreement, arrangement or understanding giving effect to any actual, proposed or potential SPAC Competing Transaction (as defined in the Scheme Implementation Deed), or (5) if by June 8, 2023, the Company has not obtained shareholder approval to extend the deadline for completing a business combination as necessary to at least May 31, 2023 or such other date as the parties reasonably agree.

The Business Combination Agreement may be terminated under the following customary and limited circumstances prior to the SPAC Merger Effective Time: (a) upon termination of the Scheme Implementation Deed in accordance with its terms; or (b) by mutual written consent of the Company and Carbon Revolution.

Related Agreements

Sponsor Side Letter

Concurrently with the execution of the Business Combination Agreement and the Scheme Implementation Deed, the Sponsor, the TRCA Subsidiary, Alison Burns (“Burns”), Paul Henrys (“Henrys”) and Gary Pilnick (“Pilnick” together with Burns and Henrys, the “Independent Directors”) and Dale Morrison (“Morrison”), Sanjay K. Morey (“Morey”) and William P. Russell, Jr. (“Russell”, and together with Morrison and Morey, the “Other Insiders”, and together with Sponsor, TRCA Subsidiary and the Independent Directors, the “Sponsor Parties”), the Company, Carbon Revolution and MergeCo entered into a Sponsor Side Letter (the “Sponsor Side Letter”), pursuant to which the Sponsor Parties have agreed to take, or not take, certain actions during the period between the execution of the Sponsor Side Letter and the consummation of the Merger, including, (i) to vote any ordinary shares of the Company owned by such Sponsor Party (all such shares, the “Covered Shares”) in favor of the Merger and the Scheme and other related proposals at the shareholders’ meeting of the Company, and any other special meeting of the Company’s shareholders called for the purpose of soliciting shareholder approval in connection with the consummation of the Merger and the Scheme, (ii) to waive the anti-dilution rights or similar protections with respect to the Class B ordinary shares owned by such party as set forth in the governing documents of the Company, or otherwise, and (iii) not to redeem any Covered Shares (as defined in the Sponsor Side Letter) owned by such Sponsor Party.

Pursuant to the Sponsor Side Letter, Sponsor has also agreed that, immediately prior to the consummation of the Merger, and conditioned upon the consummation of the Merger, 327,203 of the 5,267,203 Class B ordinary shares beneficially owned by Sponsor shall be automatically forfeited and surrendered to the Company for no additional consideration.

Standby Equity Purchase Agreement

Concurrently with the parties entering into the Business Combination Agreement and Scheme Implementation Deed, the Company entered into a Standby Equity Purchase Agreement (the “CEF”) with YA II PN, Ltd. (“Yorkville”) pursuant to which, subject to the consummation of the Transactions, MergeCo has the option, but not the obligation, to issue, and Yorkville shall subscribe for, an aggregate amount of up to $60 million of MergeCo Ordinary Shares at the time of MergeCo’s choosing during the term of the agreement, subject to certain limitations, including caps on exchanges, issuances and subscriptions based on trading volumes. Each advance under the CEF (an “Advance”) may be in an amount of MergeCo Ordinary Shares up to the greater of $10 million or the aggregate daily trading volume of MergeCo Ordinary Shares in the five trading days prior to MergeCo requesting an Advance. The purchase price for an Advance is determined at the option of MergeCo and is either (a) 95% of the average daily VWAP (as defined below) during the applicable one-day pricing period or (b) 97% of the lowest daily VWAP during the applicable three consecutive trading day pricing period.   “VWAP” means, for any trading day, the daily volume weighted average price of MergeCo Ordinary Shares for such date on the securities listing exchange that the MergeCo Ordinary Shares are trading as of such date during regular trading hours as reported by Bloomberg L.P. The CEF will continue for a term of three years commencing from the sixth trading day following the closing of the business combination, unless prior terminated pursuant to its terms.

Underwriting Agreement

As representatives of the underwriters from our initial public offering, Barclays Capital Inc. (“Barclays”) and Evercore Group L.L.C. (“Evercore”) were entitled to deferred underwriting commission of approximately $3,729,042 and $3,729,042, respectively, which commission would have been waived by the underwriters in the event that the Company did not complete an initial business combination, subject to the terms of the underwriting agreement entered into in connection with our initial public offering. The deferred fee is payable only if a business combination is consummated, without regard to the number of the Class A ordinary shares redeemed by the public shareholders in connection with a business combination. On November 15, 2022, the Company received formal letters from each of Barclays and Evercore, that each bank has agreed to waive its right to the deferred underwriting commission, and did not receive any payment from the Company in connection with the fee waiver and will not receive any payment from the Company in connection with the business combination, other than Barclay’s receipt of reimbursement for reasonable expenses. Each of Barclays and Evercore has not performed any additional services for the Company after our initial public offering for any contingent fees, and is not expected to perform any additional services following the consummation of the business combination.  The waiver of fees for services that have already been rendered is unusual. Our board of directors does not expect that the waiver of the deferred underwriting commission will have any significant impact on the business combination other than reducing the amount of expenses associated with the business combination.

Employees

We currently have three executive officers: Dale F. Morrison, Sanjay K. Morey and William P. Russell. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination. Also, Dale F. Morrison, as Chairman, does not have day-to-day control of our affairs and is not involved in our day-to-day operations.

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

We believe the experience of our Industry Advisors is a differentiating element in our approach, magnifies the breadth and depth of industry sectors where we have expertise and increases our likelihood of finding and completing a suitable business combination. Importantly, we believe our Industry Advisors can potentially fill critical roles in the leadership teams or on the board of directors of prospective business combination partners while also providing access to their vast network of industry executives, helping our management team drive value-creation strategies at the combined company.

Our Industry Advisors are Tom Bené, John Bryant, Mike Duffy, Steve Louden, Christopher O’Leary, Mike Polk and Bill Toler.

Tom Bené is a consumer and distribution industry executive with over 30 years of experience. Mr. Bené spent 7 years at Sysco, the world’s largest foodservice distributor, where he served as Chairman, President and Chief Executive Officer from 2018 to 2020, and where he had previously served as Chief Operating Officer, President of Foodservice Operations and Chief Commercial Officer from 2013 through 2017. Before Sysco, Mr. Bené had a 23-year career with PepsiCo, from 1989-2013, rising through the ranks initially with Pepsi-Cola in roles such as Market Unit General Manager, Senior Vice President of Sales & Franchise Development and President of Pepsi-Cola North America, and later with PepsiCo as President of PepsiCo’s Foodservice Division. Mr. Bené currently serves as President & CEO of Breakthru Beverage Group, a position he has held since October of 2021. He is responsible for advancing the next phase of the company’s evolution focusing on growth and expansion, accelerating technology, innovation and executing with excellence for supplier and customer partners. Prior to joining Breakthru, Mr. Bené served as the President and CEO of the National Restaurant Association, the Washington, D.C.-based trade association representing the nation’s restaurant and foodservice industry. Additionally, Mr. Bené is the past Chair of the American Beverage Association and has served on the Executive Committee of the Women’s Foodservice Forum. Mr. Bené holds a B.S. in Business Administration from the University of Kansas.

John Bryant is a consumer industry executive with over 30 years of experience. Mr. Bryant previously served as Chairman from 2014 to 2018 and Chief Executive Officer from 2011 to 2017 of the Kellogg Company. While at Kellogg, which he joined in 1998, Mr. Bryant held a variety of roles before being named Chairman and Chief Executive Officer, such as Chief Financial Officer, President of Kellogg North America, President of Kellogg International and Chief Operating Officer. Mr. Bryant currently serves on the boards of directors of Macy’s, Coca-Cola European Partners, Compass Group PLC and Ball Corporation. Mr. Bryant holds a BCOM from Australian National University and an M.B.A. from the Wharton School of the University of Pennsylvania.

Mike Duffy is a distribution and supply chain industry executive with over 20 years of experience. Mr. Duffy is the CEO of Fleetpride Inc., a position he has held since 2021. From 2018 to 2020, Mr. Duffy served as Chief Executive Officer of C&S Wholesale Grocers. From 2006 to 2017, Mr. Duffy was at Cardinal Health, where he ultimately served as President of Hospital Solutions and Global Supply Chain. Other experience includes leadership roles in the value chain for both Gillette and Procter & Gamble where he collectively worked from 2001 to 2006. Additionally, Mr. Duffy has been a board member of the Food Marketing Institute and the Retail Industry Leaders Association and currently serves on the board of directors for Republic Services. Mr. Duffy holds a B.S. in Operations Research and an M.S. in Transportation from the Massachusetts Institute of Technology.

Steve Louden is currently the Chief Financial Officer of Roku, Inc., where he has served in this role since 2015. From 2009 to 2015, Mr. Louden served in various capacities at Expedia, Inc., an Internet travel company, including as its Vice President, Corporate Finance and most recently serving as its Treasurer. Prior to joining Expedia, Mr. Louden held finance, strategy and planning roles at Washington Mutual, Inc., McKinsey & Company and the Walt Disney Company, and began his career as a financial analyst with Merrill Lynch and Co., Inc. Additionally, Steve Louden serves on the Board of Directors for Zumiez Inc., where he chairs the audit committee and is a member of the compensation committee. Mr. Louden holds a B.A. in Economics and Mathematics from Claremont McKenna College and an M.B.A. from Harvard Business School.

Christopher O’Leary is a consumer industry executive with over 40 years of experience. Mr. O’Leary is a current senior advisor and former partner of TRCM. Mr. O’Leary was previously Chief Operating Officer and Executive Vice President at General Mills from 2006 to 2017, a top global food company, with revenues of $17 billion and over 35,000 employees in over 100 countries. Mr. O’Leary also was President of the Betty Crocker Division from 1999 to 2001 and President of the Meals Division from 2001 to 2006. Prior to General Mills, Mr. O’Leary spent 17 years at PepsiCo from 1981 to 1997, rising through the marketing ranks. His last position at PepsiCo was President and Chief Executive Officer of Frito-Lay Canada. Mr. O’Leary also serves on the boards of Tupperware Brands (of which he was the former interim Chief Executive Officer) and Telephone and Data Systems, Inc. Mr. O’Leary holds a B.B.A. degree in Marketing from Pace University and an M.B.A. from New York University.

Michael Polk has over 35 years of experience at industry-leading consumer and commercial products companies. Since February 2020, Mr. Polk has been an advisory director at Berkshire Partners and Chief Executive Officer of Implus LLC, a leading sports accessories company, where he also serves on the board. Prior to his role at Implus, Mr. Polk served as President and Chief Executive Officer of Newell Brands beginning in July 2011 until his retirement in June 2019. He served on the Board of Directors of Newell Brands from November 2009 through June 2019. Prior to joining Newell Brands, Mr. Polk spent eight years at Unilever PLC where he was a member of the Unilever Executive Committee and sixteen years at Kraft Foods where he was a member of both the Kraft Foods North America and Kraft Foods International Management Committees. Mr. Polk started his career at the Procter & Gamble Company. Mr. Polk has outstanding global marketing, consumer innovation, customer development and operations leadership experience. Mr. Polk has been successful in leading multibillion dollar brands, in managing diverse product categories and navigating complex geographies. Mr. Polk serves on the Board of Directors of Colgate-Palmolive Company, where he chairs the Personnel and Organization Committee and serves on the Board of Logitech International, where he chairs the Compensation Committee. Mr. Polk holds a B.S. in Operation Research and Industrial Engineering and an M.B.A. from Harvard Business School.

Bill Toler is a consumer industry executive with over 35 years of executive leadership experience in supply chain and consumer packaged goods. Mr. Toler is currently Chairman and Chief Executive Officer of Hydrofarm Holdings which he joined in 2019, the nation’s oldest and largest manufacturer of hydroponics equipment. Prior to Hydrofarm, he served as Chief Executive Officer and President of Hostess Brands from 2014 to 2018, one of the largest packaged food companies focused on developing and manufacturing sweet goods, where he helped re-establish the company as a leader within the sweet baked goods category and helped return it to profitability. Additionally, Mr. Toler served as a senior advisor for the investment management firm Oaktree Capital Management, served on the board of directors of Collier Creek Holdings, and was previously Chief Executive Officer of AdvancePierre Foods from 2008 to 2013. He has also held executive roles at Pinnacle Foods, Campbell Soup Company, Nabisco and Procter & Gamble. Mr. Toler holds a B.A. in Business Management and Economics from North Carolina State University.

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

Our Directors

Alison Burns is a marketing, branding and communications professional whose career has spanned more than 30 years, and has been split between the United Kingdom and the United States, focused increasingly on multinational brands. Before her current independent consulting stint, Ms. Burns spent ten years at WPP’s J. Walter Thompson from 2006 to 2016, as Chief Executive Officer of the firm’s flagship London office and then in New York, where she led several of the firm’s most prestigious and globally significant client accounts, including Rolex, Kelloggs and Unilever haircare. Ms. Burns’ prior experience includes five years as President of Fallon from 1998 to 2003, where she led Fallon through a period of rapid growth and creative distinction, adding assignments from Starbucks, Pepsico, Georgia-Pacific and Viacom. From 1994 to 1998 Alison served as a senior global marketer for Pepsico, based in Dallas and New York, helming international marketing for Pizza Hut and then domestic marketing for the Fountain Beverage Division. Other experience includes a decade in senior roles in UK Advertising firms, running accounts as diverse as political campaigns, confectionery, fashion and financial services. Ms. Burns has guest-lectured at Columbia and NYU, served on the boards of both Hale and Hearty Soups and the International Advertising Association and currently serves as a senior advisor to Powell Communications, a boutique public relations firm based in New York. Alison holds a B.A. in English and Politics from the University of York.

Paul Henrys has over 25 years in finance, strategy and supply chain. Mr. Henrys is currently Chief Financial Officer of Feeding America, the nation’s largest hunger relief organization, where he leads finance and strategic planning. Mr. Henrys also serves as Treasurer of the Feeding America Board of Directors. Prior to joining Feeding America in 2013, Mr. Henrys spent eight years from 2004 to 2013 in finance and strategy at US Foods, a leading foodservice distributor. Mr. Henrys most recent role at US Foods was Senior Vice President of Financial Planning and Analysis. Mr. Henrys also has five years of experience in the supply chain technology industry, where he successfully managed several consulting projects from 1999 to 2004. Mr. Henrys began his career in strategy consulting, with a firm now known as Oliver Wyman from 1994 to 1999, where he managed project teams to identify and successfully implement supply chain and strategic business opportunities. Mr. Henrys serves on the board of directors of the Global Food Banking Network and is the finance committee chair. Mr. Henrys has a B.A. from Harvard University.

Gary Pilnick is a corporate development and legal executive with over 30 years of experience, with over 20 years in the food and consumer products industries. Mr. Pilnick joined Kellogg Company in 2000. Mr. Pilnick has served as the Vice Chairman, Corporate Development and Chief Legal Officer of the Kellogg Company since 2016 and is a member of the executive committee. Prior to his current role, Mr. Pilnick served as the Senior Vice President, General Counsel and Secretary of Kellogg Company, a role he assumed in 2003 after joining in 2000. Mr. Pilnick’s other experience includes leadership roles at Sara Lee Corporation from 1997 to 2000, where he ultimately served as Vice President and Chief Counsel, Sara Lee Branded Apparel and Specialty Foods Corporation where he served as Vice President and Chief Corporate Counsel from 1995 to 1997. Prior to this, Mr. Pilnick worked for Jenner and Block in Chicago and Tokyo. Mr. Pilnick holds a B.A. in Government and Business from Lafayette College, and a J.D. from Duke University School of Law.

Our Business Strategy

Our acquisition and value creation strategy is to identify, acquire and build a company in the consumer or distribution sector that complements the experience of our management team, Industry Advisors and directors and that can benefit from their collective operational experience of over 200 years.

We are evaluating a broad range of targets across all segments of the consumer and distribution industries including, without limiting our scope, businesses that focus on the food, food distribution, and other food-related industries. We believe these are attractive industries with compelling market dynamics. We believe there are a large number of companies operating within these sizeable and growing sectors which possess various attractive qualities that are key to successful public companies such as resilient financial profiles through economic cycles, predictable revenues and high cash flow generation, scale opportunities, brand equity and innovation, and both organic and inorganic growth opportunities

Our management team, Industry Advisors and directors bring together a number of competitive strengths that contribute in our ability to successfully execute a transaction within these industries, including:

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

•
a history of accessing the public capital markets across various business cycles, including assisting companies with the transition to public ownership and providing leadership within public companies; and

•
a deep expertise in proprietary and brokered deal sourcing, financial and operational due diligence, transaction negotiation and execution, equity and debt financing and managing multiple acquisitions.

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

Our Acquisition Criteria

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

•	attractive financial profile with multiple avenues for continued future growth and margin upside that result in sustainable free cash flow generation;

•	experienced and public-ready management team with internal reporting and control systems that can comply with the requirements of a public listing; and

•	potential to offer an attractive risk-adjusted return for our shareholders across business cycles.

Given the strength of our relationships, network, reputation, expertise and proprietary deal flow, our management team is provided with a robust flow of acquisition opportunities. We believe we are well-positioned to identify potential target businesses with appropriate valuations which can benefit from new capital for growth and a public listing.

Our Business Combination Process

As the deal sourcing process yields targets that we believe are strong candidates for a business combination, we began conducting a comprehensive due diligence review process which includes, among other things, analyzing both historical and projected financial data, meetings with key stakeholders and senior management, on-site visits of facilities, interviews with suppliers and customers, legal diligence, and other reviews and analyses which may be necessary.

Additionally, we are leveraging our value creation framework, including operational and capital allocation experience, in order to:

•	Acquire the target company at an attractive price relative to our view of its intrinsic value:

Upon completion of a thorough due diligence process, we will conduct comprehensive and detailed analyses of each business, both operational and financial, to arrive at a fair view of the intrinsic value of any potential business combination. We may leverage various operational, financial, and industry experts to further develop our analyses. Certain metrics we may use include relative valuation benchmarks for each industry, relevant precedent transactions within each sector, profitability and future cash flow potential and other valuation methods we deem appropriate in order to effect a business combination at an attractive price relative to the intrinsic value of the target company.

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

•	Seek follow-on strategic acquisitions and divestitures to further grow shareholder value:

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

Following the completion of our initial business combination, we will seek to drive additional shareholder value by leveraging the collective experience of our management team, Industry Advisors and directors to develop and implement various operational, financial and other corporate strategies. We seek to improve long-term profitability, cash flow generation and liquidity. As the business evolves, we may access capital markets, consider strategic acquisitions or divestitures, evaluate corporate governance or any other initiatives we identify to improve shareholder value.

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

Other Considerations

Past performance of our management team or our Industry Advisors is not a guarantee of either (i) success with respect to a business combination that may be consummated or (ii) the ability to successfully identify and execute a transaction. You should not rely on the historical record of management and its affiliates or our advisors as indicative of future performance. See “Risk Factors—Past performance by our management team or our Industry Advisors or their respective affiliates may not be indicative of future performance of an investment in us.” Our management has no prior experience in operating blank check companies or special purpose acquisition companies.

Corporate Information

Our executive offices are located at 999 Vanderbilt Beach Road, Suite 200 Naples, Florida, and our telephone number is (212) 235-0292. We maintain a corporate website at https://www.twinridgecapitalac.com. The information contained on or accessible through our corporate website or any other website that we may maintain is not part of this prospectus or the registration statement of which this prospectus is a part.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.23 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in nonconvertible debt securities during the prior three-year period.

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

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, and operating businesses seeking strategic acquisitions. Additionally, the number of blank check companies looking for business combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, accounting principles generally accepted in the United States of America  (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination by the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (As Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains, or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains, or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures, or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.23 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in nonconvertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the prior June 30, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior June 30.

Item 1A.	Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. For risk factors related to the proposed business combination with Carbon Revolution, see the “Risk Factors” section of the Registration Statement on Form F-4 that was filed with the SEC by Carbon Revolution.

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

Information regarding performance is presented for informational purposes only. Any past experience or performance of our management team or Industry Advisors and their respective affiliates is not a guarantee of either (i) our ability to successfully identify and execute a transaction or (ii) success with respect to any business combination that we may consummate. You should not rely on the historical record of our management team and Industry Advisors or their respective affiliates as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. Our management has no experience in operating special purpose acquisition companies.

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

Please see the section entitled “Business—Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you were not provided with an opportunity to evaluate the specific merits or risks of any target businesses. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

If we seek shareholder approval of our initial business combination, our Sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

As of the date of this Report, the Founder Holders owned of record an aggregate of 5,327,203 Class B ordinary shares, representing approximately 20% of the issued and outstanding ordinary shares upon the closing of our initial public offering. On March 6, 2023, we held an Extension Meeting to amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 15,042,168 Class A ordinary shares of the Company properly exercised their right to redeem their shares. Accordingly, our initial shareholders currently own, on an as-converted basis, approximately 46% of our outstanding ordinary shares.

Our Sponsor and members of our management team also may, from time to time, purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the business combination. As a result, in addition to the shares owned by the Founder Holders, we would need 469,722, or 7.5% (assuming all issued and outstanding shares are voted), or none (assuming only the minimum number of shares representing a quorum are voted), of our currently outstanding public shares to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our Sponsor and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business by the Termination Date, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by the Termination Date, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

The requirement that we consummate an initial business combination by the Termination Date may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination by the Termination Date. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent COVID-19 pandemic and the status of debt and equity markets.

The ongoing COVID-19 pandemic has resulted in, and other infectious diseases could result in, a widespread health crisis that adversely affects the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination and our ability to successfully consummate a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of new variants of COVID-19 and the continued actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be adversely affected in a material way.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

Should the COVID-19 pandemic, or any future pandemic, epidemic, or similar public health threat, and any associated supply chain disruption, labor market impact, recession, or depression continue for a prolonged period, these risks could be exacerbated, causing further impact on our business, and search and consummation of our initial business combination.

We may not be able to consummate an initial business combination by the Termination Date, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination by the Termination Date. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 pandemic and the rising interest rates could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 and the rising interest rates may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination by such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association will provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less in certain circumstances, on the redemption of their shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

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

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target and to consummate an initial business combination. In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions including between the U.S. and China and between Russia and Ukraine, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination by the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for business combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing business combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination by the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the Termination Date, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

Of the net proceeds of our initial public offering and the sale of the private placement warrants, only approximately $2,100,000 will be available to us initially outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from loans from our Sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for at least the Termination Date; however, we cannot assure you that our estimate is accurate, and our Sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

In the event that our offering expenses exceed our estimate of $1,300,000, we may fund such excess with funds not to be held in the trust account. In such case, unless funded by the proceeds of loans available from our Sponsor, its affiliates or members of our management team the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,300,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount. The amount held in the trust account will not be impacted as a result of such increase or decrease. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. As of December 31, 2022, there were no such loan amounts outstanding. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination by the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

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

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of $18,293 and imprisonment for five years in the Cayman Islands.

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association will require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

Our Sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

As of the date of this Report, the Founder Holders owned of record an aggregate of 5,327,203 Class B ordinary shares, representing approximately 20% of the issued and outstanding ordinary shares upon the closing of our initial public offering. On March 6, 2023, we held an Extension Meeting to amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 15,042,168 Class A ordinary shares of the Company properly exercised their right to redeem their shares. Accordingly, our initial shareholders currently own, on an as-converted basis, approximately 46% of our outstanding ordinary shares. Consequently, our initial shareholders may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our Sponsor purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our Sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our Sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our Sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to our initial business combination. Accordingly, our Sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our Sponsor.

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

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business, we may be deemed to be a “blank check” company under the United States securities laws. However, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means that since our securities were immediately tradable, we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

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

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination by the Termination Date, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

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

Because we are not limited to evaluating a target business in a particular industry, sector or geographic area with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue business combination opportunities in any industry, sector or geographic area, except that we are not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

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

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination by the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination by the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Report. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our shareholder meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares.Our Founder Holders, who collectively own of record an aggregate of 5,327,203 Class B ordinary shares, representing approximately 20% of the issued and outstanding ordinary shares upon the closing of our initial public offering, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our Sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, do not have the ability to pursue remedies against our Sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we have not consummated our initial business combination by the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

If the net proceeds of our initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we have not consummated our initial business combination by the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

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

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability

The net proceeds from our initial public offering and the sale of the private placement warrants provided us with up to $213,088,130 that we may use to complete our initial business combination. On March 6, 2023, we held an Extension Meeting to amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 15,042,168 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $153,567,547 or $10.21 per share. After the satisfaction of such redemptions and receipt of the initial deposit of $480,000 to the Trust Account, the balance in our trust account was approximately $64,457,034.

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

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately-held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP, or IFRS”, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

If we have not consummated an initial business combination by the Termination Date, our public shareholders may be forced to wait beyond the Termination Date before redemption from our trust account.

If we have not consummated an initial business combination by the Termination Date, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the Termination Date before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association will provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our initial public offering was not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination by the Termination Date, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination by the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2022, we had working capital deficit of approximately $3.3 million. Further, we have incurred and expect to continue to incur significant costs in pursuit of our finance and acquisition plans.  If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. Further, our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern through our liquidation date. The financial statements contained elsewhere in this Report do not include any adjustments that might result from our inability to consummate a Business Combination or our inability to continue as a going concern.

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

The business combination with Carbon Revolution may be delayed or ultimately prohibited since such initial business combination may be subject to regulatory review and approval, including pursuant to foreign investment regulations and review by governmental entities such as the Committee on Foreign Investment in the United States (“CFIUS”).

Certain investments that involve the acquisition of, or investment in, a “U.S. business” by a non-U.S. individual or entity (a “foreign person”) may be subject to review and approval by CFIUS. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, the nationality of the parties, the level of beneficial ownership interest, and the nature of any information or governance rights involved.

For example, transactions that result in “control” of a U.S. business by a foreign person are subject to CFIUS jurisdiction. CFIUS also has jurisdiction to review non-”control” transactions that afford a foreign person certain information, governance, and/or access rights in a U.S. business that has a qualifying nexus to “critical technologies,” “covered investment critical infrastructure,” and/or “sensitive personal data” as those terms are defined in the CFIUS regulations. Foreign investments in U.S. businesses that deal in “critical technology” or that involve certain foreign government interests may be subject to mandatory pre-closing CFIUS filing requirements. Failure to make a CFIUS filing where one is required may subject the transacting parties to significant civil fines.

The parties believe that Carbon Revolution does not operate a TID U.S. business, as that term is defined in 31 C.F.R. § 800.248, and as a result, the parties are not required to submit a CFIUS filing with respect to the business combination with Carbon Revolution. Nevertheless, CFIUS may determine that it has jurisdiction over the business combination with Carbon Revolution.

CFIUS may decide to investigate, delay, or block the business combination with Carbon Revolution, or impose conditions with respect to it, which may delay or prevent the parties from consummating the business combination with Carbon Revolution. Because we have only a limited time to complete our initial business combination, our failure to obtain any approvals within the requisite time period may require us to liquidate. In such event, our shareholders will miss the opportunity to benefit from the business combination with Carbon Revolution and the potential appreciation in value of such investment and our warrants will become worthless.

Risks Relating to our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares,” without our prior consent.

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

Additionally, our units will not be traded after completion of our initial business combination and, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our share price would generally be required to be at least $4.00 per share, our total market capitalization would be required to be at least $200 million, the aggregate market value of publicly held shares would be required to be at least $100.0 million and we would be required to have at least 400 round lot shareholders. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

Our amended and restated memorandum and articles of association authorize the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. Immediately after our initial public offering, the partial exercise of the underwriters’ over-allotment option and redemptions in connection with the Extension Meeting, there were 493,733,355 and 44,672,797 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association. Immediately after our initial public offering, there will be no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants as described in “Description of Securities—Warrants-Public Shareholders’—Warrants” or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

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

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities-Warrants—Public Shareholders’ Warrants—Anti-Dilution Adjustments”) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

None of the private placement warrants are redeemable by us as so long as they are held by our Sponsor or its permitted transferees.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 7,102,938 of our Class A ordinary shares as part of the units sold in our initial public offering and the partial exercise of the underwriters’ over-allotment option, and, simultaneously with the closings of our initial public offering and exercise of the underwriters’ over-allotment option, we issued in private placements an aggregate of 5,007,842 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. In addition, if the Sponsor, its affiliates or a member of our management team makes any working capital loans, it may convert up to $1,500,000 of such loans into up to an additional 1,000,000 private placement warrants, at the price of $1.50 per warrant. As of December 31, 2022, there were no such loan amounts outstanding. We may also issue Class A ordinary shares in connection with our redemption of our warrants.

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

Unlike most blank check companies, if (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price (as defined in our warrant agreement) of less than $9.20 per ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the Market Value (as defined in our warrant agreement) is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices described below under “Description of Securities—Warrants-Public Shareholders’ Warrants—Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “—Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described below under “Description of Securities-Warrants—Public Shareholders’ Warrants—Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

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

Our amended and restated memorandum and articles of association contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preference shares and the fact that prior to the completion of our initial business combination only holders of our Class B ordinary shares, which have been issued to our Sponsor, are entitled to vote on the election of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

Our officers, Industry Advisors and directors presently have, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

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

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. See the section entitled “Description of Securities—Certain Differences in Corporate Law—Shareholders’ Suits” in our final prospectus for further information on the ability to bring such claims. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers, Industry Advisors or directors which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses or entities affiliated with our Sponsor, executive officers, directors, Industry Advisors or initial shareholders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Management—Conflicts of Interest.” Our Sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Our Sponsor, officers, Industry Advisors and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination as set forth in “Business—Effecting Our Initial Business Combination—Evaluation of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, executive officers, Industry Advisors or directors potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

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

On January 12, 2021, the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 5,750,000 Class B ordinary shares. The holders of the founder shares agreed to forfeit up to an aggregate of 750,000 founder shares, on a pro rata basis, to the extent that the option to purchase additional Units was not exercised in full by the underwriter, so that the founder shares would represent 20% of the Company’s issued and outstanding shares upon the closing of our initial public offering. On March 10, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 1,308,813 Over-Allotment Units; thus, only 422,797 Class B ordinary shares remained subject to forfeiture as of such date. On April 19, 2021, 422,797 Class B ordinary shares were forfeited, resulting in the Sponsor holding 5,327,203 Class B ordinary shares as of such date. Simultaneously with the closing of our initial public offering, the Company consummated the private placement of 4,933,333 private placement warrants and, simultaneously with the closing of the exercise of the underwriters’ over-allotment option, the Company consummated the private placement of an additional 174,509 private placement warrants, at a price of $1.50 per private placement warrant with the Sponsor, generating gross proceeds of approximately $7.7 million. If we do not consummate an initial business by the Termination Date, the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

Certain of our officers and directors have or will have direct and indirect economic interests in us and/or our Sponsor after the consummation of our initial public offering and such interests may potentially conflict with those of our public shareholders as we evaluate and decide whether to recommend a potential business combination to our public shareholders.

Certain of our officers and directors may own membership interests in our Sponsor and indirect interests in our Class B ordinary shares and private placement warrants which may result in interests that differ from the economic interests of the investors in our initial public offering, which includes making a determination of whether a particular target business is an appropriate business with which to effectuate our initial business combination. There may be a potential conflict of interest between our officers and directors that hold membership interests in our Sponsor and our public shareholders that may not be resolved in favor of our public shareholders. See “Business—Potential Conflicts of Interest.”

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

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving Special Purpose Acquisition Companies and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.

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

We previously recognized a material weakness in the Company’s internal control over financial reporting in analyzing complex financial instruments including the proper classification of warrants as liabilities, redeemable Class A ordinary shares as temporary equity, and over-allotment as liability.

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

Included on our balance sheet as of December 31, 2022 contained in this Report are derivative liabilities related to embedded features contained within our Warrants. ASC 815 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

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

An investment in us may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units we issued in our initial public offering, the allocation an investor makes with respect to the purchase price of a unit between the Class A ordinary shares and the one-third of a warrant to purchase one Class A ordinary share included in each unit could be challenged by the IRS or courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants included in the units we issued in our initial public offering is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our ordinary shares suspend the running of a U.S. Holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A ordinary shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividends” for U.S. federal income tax purposes. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

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

To the knowledge of our management, there is no material litigation, arbitration or governmental proceeding currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

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

(b) Holders

As of March 31, 2023, there was one holder of record of our units, one holder of record of our Class A ordinary shares, five holders of record of our Class B ordinary shares and one holder of our warrants.

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

(e) Stock Performance Graph

Not applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings.

Unregistered Sales of Equity Securities

Not applicable.

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

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 6, 2023, we held an Extension Meeting to amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 15,042,168 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $153,567,547 or $10.21 per share. After the satisfaction of such redemptions and receipt of the initial deposit of $480,000 to the trust account, the balance in our trust account was approximately $64,457,034.

Item 6.	[Reserved].

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Twin Ridge Capital Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Summary of Risk Factors,” “Item 1.A. Risk Factors” and elsewhere in this Report, as well as those that are set forth in the preliminary prospectus/proxy statement included in the Registration Statement on Form F-4 filed by Carbon Revolution with the SEC or relating to our proposed business combination with Carbon Revolution.

Overview

We are a blank check company incorporated on January 7, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities. On March 6, 2023, we held an Extension Meeting to amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 15,042,168 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $153,567,547 or $10.21 per share. After the satisfaction of such redemptions and receipt of the initial deposit of $480,000 to the trust account, the balance in our trust account was approximately $64,457,034.

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

Recent Developments

On November 29, 2022, the Company, Carbon Revolution, MergeCo, and Merger Sub, entered into the Business Combination Agreement, and on November 30, 2022, Carbon Revolution, the Company and MergeCo entered into the Scheme Implementation Deed. The Business Combination Agreement and the Scheme Implementation Deed contain customary representations, warranties, and covenants by the parties thereto and the closing is subject to certain conditions as further described therein.

Results of Operations

Our entire activity since inception up to December 31, 2022 relates to our formation, our initial public offering and, since the closing of our initial public offering, a search for a business combination candidate. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the year ended December 31, 2022, we had net income of $6,285,309, which was comprised of change in fair value of warrants of $6,988,002, trust interest income of $2,968,171, and other income of $323,385, offset by formation and operating costs of $3,846,780 and fair value of commitment fee shares liability of $147,469.

For the period from January 7, 2021 through December 31, 2021, we had net income of $6,224,020, which was comprised of change in fair value of warrants of $ 8,777,435, change in fair value of over-allotment liability of $307,134 and trust interest income of $13,061, offset by formation and operating costs of $2,333,766 and warrant issuance costs of $539,844.

Going Concern and Liquidity

As of December 31, 2022, the Company had approximately $1.0 million in its operating bank account, and working capital deficit of approximately $3.3 million.

Until the consummation of a business combination, the Company will be using the funds not held in the trust account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the business combination.

We may need to raise further additional capital through loans or additional investments from our Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

We have until June 8, 2023 to consummate an initial business combination. It is uncertain that we will be able to consummate an initial business combination by June 8, 2023. If an initial business combination is not consummated by the liquidation date, there will be a mandatory liquidation and subsequent dissolution. Additionally, it is uncertain that we will have sufficient liquidity to fund our working capital needs through June 8, 2023, or through twelve months from the issuance of this report. Management has determined that the liquidity condition through 12 months from the issuance of this report and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after June 8, 2023.

 On March 10, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $1,500,000 (the “Promissory Note”) to Carbon Revolution. The Promissory Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Promissory Note will be deposited in the Company’s trust account. As of March 31, 2023, there was $480,000 outstanding under the Promissory Note.

Critical Accounting Policies and Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

Ordinary Shares Subject to Possible Redemption

All of the 21,308,813 Class A ordinary shares sold as part of the Units in our initial public offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the business combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares has been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 12,210,780 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the year ended December 31, 2022 and for the period from January 7, 2021 (inception) through December 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statement of operations. The initial fair value of the Private and Public Warrants were estimated using a discounted cash flow model.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Standby Equity Purchase Agreement

The Company accounts for its CEF as either equity-classified or liability-classified instruments based on an assessment of the agreement’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the CEF is a freestanding financial instrument pursuant to ASC 480, meets the definition of a liability pursuant to ASC 480, and whether the CEF meets all of the requirements for equity classification under ASC 815, including whether the CEF is indexed to the Company’s Class A ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at date of the agreement and as of each subsequent quarterly period end date while the CEF is outstanding. For an agreement that meets all of the criteria for equity classification, the CEF would be required to be recorded as a component of additional paid-in capital at the time of issuance.

For an agreement that does not meet all the criteria for equity classification, the CEF would be required to be recorded at its initial fair value on the date of issuance. The fair value of the CEF is remeasured at each balance sheet date with the change in the estimated fair value of the CEF recognized as a non-cash gain or loss on the statements of operations. The Company has analyzed the CEF (as defined in Note 1) and determined it is considered to be a freestanding instrument and does not exhibit any of the characteristics in ASC 480 and therefore are not classified as liabilities under ASC 480.

Commitment Fee Shares Liability

In connection with the CEF, the Company agreed to issue Yorkville 15,000 of the Company’s ordinary shares upon consummation of the initial business combination. The Company recorded the fair value of the commitment fee shares liability on the balance sheets and the related expense on its statements of operations. The initial fair value of the Commitment Fee Shares Liability was estimated using a discounted cash flow model.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

The financial statements required by this item are set forth following Item 15 of this Report and are incorporated herein by reference.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Co-Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022, due to the material weakness in analyzing complex financial instruments including the proper classification of warrants as liabilities, redeemable Class A ordinary shares as temporary equity, and over-allotment as liability. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our interim financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Dale F. Morrison	74	Chairman of the Board of Directors
Sanjay K. Morey	51	Co-Chief Executive Officer, President and Director
William P. Russell, Jr.	50	Co-Chief Executive Officer, Chief Financial Officer and Director
Alison Burns	59	Director
Paul Henrys	52	Director
Gary Pilnick	58	Director

Dale F. Morrison serves as our Chairman and Chairman of our board. Mr. Morrison is a founding partner at TRCM and its predecessor, TriPointe Capital, which was formed in 2011. At TRCM, Mr. Morrison has been involved in the investments in Findus, Hale & Hearty, Harvest Food Distributors, I&K Distributors, Eipari Foods, Sherwood Food Distributors and Young’s Seafood. Mr. Morrison has extensive experience as a consumer and distribution executive where he has been involved in implementing long-term strategies, developing management talent, driving profitable growth, executing successful turnarounds and managing multiple acquisitions. Mr. Morrison was formerly Chief Executive Officer of McCain Foods from 2004 to 2011, an international leader in the frozen food industry. Prior to McCain Foods, Mr. Morrison served as the President and Chief Executive Officer of Campbell Soup Company from 1997 to 2000 and as the Chief Executive Officer of Pepperidge Farm (a division of Campbell Soup Company) from 1995 to 1997. Mr. Morrison began his career at General Foods and PepsiCo. Mr. Morrison was also an operating partner at Fenway Partners from 2002 to 2004. Mr. Morrison holds a B.S. degree in Business Administration from the University of North Dakota.

Sanjay K. Morey serves as our Co-Chief Executive Officer and President and as a director on our board. Mr. Morey is a founding partner of TRCM and its predecessor, TriPointe Capital, which was formed in 2011. Mr. Morey has built a career in private equity and investment banking that has spanned over 25 years. At TRCM, Mr. Morey has been involved in the investments in Findus, Hale & Hearty, Harvest Food Distributors, I&K Distributors, Eipari Foods, Sherwood Food Distributors and Young’s Seafood. Prior to joining TRCM, Mr. Morey was a senior executive at KKR & Co. (“KKR”) from 2006 to 2010. At KKR, Mr. Morey was involved in the investments in Toys “R” Us and U.S. Foods and served on the boards of both companies. Previously, he was involved in investments in American Achievement, Harry Winston, Wilmar, Century Maintenance Supply, Hudson RCI and The Pantry. Currently, Mr. Morey serves as Chairman of the Board of Harvest Sherwood Food Distributors. Mr. Morey also worked for Fenway Partners from 2001 to 2006 and prior to completing his M.B.A., was at Freeman Spogli from 1997 to 1999 and worked in the investment banking division of Salomon Brothers Inc. from 1994 to 1997. He holds a B.A., magna cum laude, Phi Beta Kappa, from the University of California, Los Angeles and an M.B.A. from Harvard Business School.

William P. Russell, Jr. serves as our Co-Chief Executive Officer and Chief Financial Officer and as a director on our board. Mr. Russell is a partner at TRCM, which he joined in 2019. Mr. Russell has over 20 years of experience in the private equity and investment banking industries. Prior to joining TRCM, Mr. Russell was a partner at Sterling Investment Partners from 2006 to 2019, where he served on the Investment Committee and on the boards of directors of All My Sons Moving and Storage, Aurora Parts & Accessories, Lipari Foods, Opinionology, Miller Heiman, Service Logic and Cambridge International. Before Sterling, Mr. Russell was in the investment banking division of Lehman Brothers from 2000 to 2006. Mr. Russell holds a B.A. from Hamilton College, an M.B.A. from Harvard Business School and was a Fulbright Scholar at the National University of Singapore.

Alison Burns is a Director. Ms. Burns is a marketing, branding and communications professional whose career has spanned more than 30 years, and has been split between the United Kingdom and the United States, focused increasingly on multinational brands. Before her current independent consulting stint, Ms. Burns spent ten years at WPP’s J. Walter Thompson from 2006 to 2016, as CEO of the firm’s flagship London office and then in New York, where she led several of the firm’s most prestigious and globally significant client accounts, including Rolex, Kelloggs and Unilever haircare. Ms. Burns’ prior experience includes five years as President of Fallon from 1998 to 2003, where she led Fallon through a period of rapid growth and creative distinction, adding assignments from Starbucks, Pepsico, Georgia-Pacific and Viacom. From 1994 to 1998 Alison served as a senior global marketer for Pepsico, based in Dallas and New York, helming international marketing for Pizza Hut and then domestic marketing for the Fountain Beverage Division. Other experience includes a decade in senior roles in UK Advertising firms, running accounts as diverse as political campaigns, confectionery, fashion and financial services. Ms. Burns has guest-lectured at Columbia and NYU, served on the Boards of both Hale and Hearty Soups and the International Advertising Association, and currently serves as a senior advisor to Powell Communications, a boutique public relations firm based in New York. Alison holds a B.A. in English and Politics from the University of York.

Paul Henrys is a Director. Mr. Henrys has over 25 years in finance, strategy and supply chain. Mr. Henrys is currently Chief Financial Officer of Feeding America, the nation’s largest hunger relief organization, where he leads finance and strategic planning. Mr. Henrys also serves as Treasurer of the Feeding America Board of Directors. Prior to joining Feeding America in 2013, Mr. Henrys spent eight years from 2004 to 2013 in finance and strategy at US Foods, a leading foodservice distributor. Mr. Henrys most recent role at US Foods was Senior Vice President of Financial Planning and Analysis. Mr. Henrys also has five years of experience in the supply chain technology industry, where he successfully managed several consulting projects from 1999 to 2004. Mr. Henrys began his career in strategy consulting, with a firm now known as Oliver Wyman from 1994 to 1999, where he managed project teams to identify and successfully implement supply chain and strategic business opportunities. Mr. Henrys serves on the board of directors of the Global Food Banking Network and is the finance committee chair. Mr. Henrys has a B.A. from Harvard University.

Gary Pilnick is a Director. Mr. Pilnick is a corporate development and legal executive with over 30 years of experience, with over 20 years in the food and consumer products industries. Mr. Pilnick joined Kellogg Company in 2000. Mr. Pilnick has served as the Vice Chairman, Corporate Development and Chief Legal Officer of the Kellogg Company since 2016 and is a member of the executive committee. Mr. Pilnick was recently named the Chief Executive Officer designate of the announced spin off of Kellog’s North American Cereal Business, which is expected to occur in Q4 2023. Prior to his current role, Mr. Pilnick served as the Senior Vice President, General Counsel and Secretary of Kellogg Company, responsible for corporate development, legal and compliance, and internal audit around the globe, a role he assumed in 2004 after joining in 2000. Mr. Pilnick’s other experience includes leadership roles at Sara Lee Corporation from 1997 to 2000, where he ultimately served as Vice President and Chief Counsel, Sara Lee Branded Apparel, and Specialty Foods Corporation where he served as Vice President and Chief Corporate Counsel from 1995 to 1997. Prior to this, Mr. Pilnick practiced law at the Jenner and Block in their Chicago and Tokyo offices from 1989 to 1995. Mr. Pilnick holds a B.A. in Government and Business from Lafayette College, and a J.D. from Duke University School of Law.

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

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

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

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which will be specified in a charter to be adopted by us, generally provide that persons to be nominated:

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

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee will be Ms. Burns, Mr. Henrys and Mr. Pilnick, and Ms. Burns will serve as chairperson of the compensation committee.

Under the NYSE listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that Ms. Burns, Mr. Henrys and Mr. Pilnick are independent under the NYSE listing standards.

We will adopt a compensation committee charter, which will detail the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our executive officers’ performance in light of such goals and objectives and determining and approving the remuneration (if any) of each of our executive officers based on such evaluation;

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

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees (the “Code of Ethics”). A copy of the Code of Ethics will be provided without charge upon written request to our principal executive office. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Dale Morrison	Twin Ridge Capital International	Private Investment	Partner
	Flavors and Fragrances, Inc	Cosmetic Production	Non-Executive Chairman of the Board of Directors
Sanjay K. Morey	Twin Ridge Capital Harvest Sherwood Food Distributors	Private Investment Food Distribution	Partner Chairman
William P. Russell, Jr.	Twin Ridge Capital	Private Investment	Partner
Alison Burns	Twin Ridge Capital Powell Communications	Private Investment Public Relations	Senior Advisor Senior Advisor
Paul Henrys	Feeding America Global Food Banking Network	Hunger Relief Hunger Relief	CFO and Treasurer Board Member
Gary Pilnick	The Kellogg Company	Food Manufacturing	Vice Chairman, Corporate Development and Chief Legal Officer

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

•
Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

Additionally, our Sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination by the prescribed time frame. If we do not complete our initial business combination by the prescribed time frame, the private placement warrants will expire worthless. Except as described herein, our Sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Except as described herein, the private placement warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

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

We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

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

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We will enter into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of December 31, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our executive officers and directors that beneficially owns our ordinary share; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 26,636,016 ordinary shares, consisting of (i) 21,308,813 Class A ordinary shares and (ii) 5,327,203 Class B ordinary shares, issued and outstanding as of December 31, 2022. As a result, the below table does not account for redemption of shares that occurred in connection with the Extension Meeting. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares and the Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis. The table below does not include the Class A ordinary shares underlying the Private Placement Warrants held by our Sponsor because these securities are not exercisable within 60 days of this Report.

	Class B ordinary shares			Class A ordinary shares
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Appropriate Percentage of Class(2)	Number of Shares Beneficially Owned		Approximate Percentage of Class	Approximate Percentage of Voting Control
Twin Ridge Capital Sponsor, LLC(3)	5,267,203	(3)	99.9	-		-	19.8%
Dale Morrison(3)	5,267,203	(3)	99.9	-		-	19.8%
Sanjay K. Morey(3)	5,267,203	(3)	99.9	-		-	19.8%
William P. Russell, Jr.(3)	5,267,203	(3)	99.9	-		-	19.8%
Alison Burns	20,000		*	-		-	*
Paul Henrys	20,000		*	-		-	*
Gary Pilnick	20,000		*	-		-	*
All officers and directors as a group (6 individuals)	5,327,203	(3)	100	-		-	20.0%
Glazer Capital, LLC	-		-	1,874,771	(4)	8.8%	7.04%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following is 999 Vanderbilt Beach Road, Suite 200, Naples, Florida.

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

(4)
Includes Class A ordinary shares beneficially held by Glazer Capital, LLC, a Delaware limited liability company (“Glazer Capital”), and certain funds and managed accounts to which Glazer Capital serves as investment manager (collectively, the “Glazer Funds”), and Paul J. Glazer, who serves as the Managing Member of Glazer Capital, with respect to the Class A ordinary shares held by the Glazer Funds. The address of the business office of each of the Reporting Persons is 250 West 55th Street, Suite 30A, New York, New York 10019.

Our Sponsor, officers and directors are deemed to be our “promoter” as such term is defined under the federal securities laws.

On March 6, 2023, we held an Extension Meeting to amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 15,042,168 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $153,567,547 or $10.21 per share. After the satisfaction of such redemptions and receipt of the initial deposit of $480,000 to the Trust Account, the balance in our trust account was approximately $64,457,034. Following such redemptions, our initial shareholders owned, on an as-converted basis, approximately 46% of our outstanding ordinary shares.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

On March 10, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $1,500,000 (the “Promissory Note”) to Carbon Revolution. The Promissory Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Promissory Note will be deposited in the Company’s trust account. As of March 31, 2023, there was $480,000 outstanding under the Promissory Note.

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

On October 28, 2022, the Company and the Sponsor entered into a letter agreement with DDGN Advisors, LLC (the “Advisor”), pursuant to which the Advisor agreed to provide certain advisory, diligence and other similar services to the Company and the Sponsor in connection with the potential business combination between the Company and Carbon Revolution. As consideration for the Advisor’s performance of such services, the Sponsor agreed to transfer 3,350,000 of the Company’s Class B ordinary shares beneficially owned by the Sponsor to the Advisor at the closing of the Business Combination.

On January 12, 2021, the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 5,750,000 Class B ordinary shares. The holders of the founder shares agreed to forfeit up to an aggregate of 750,000 founder shares, on a pro rata basis, to the extent that the option to purchase additional Units was not exercised in full by the underwriter, so that the founder shares would represent 20% of the Company’s issued and outstanding shares upon the closing of our initial public offering. On March 10, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 1,308,813 Over-Allotment Units; thus, only 422,797 Class B ordinary shares remained subject to forfeiture as of such date. On April 19, 2021, 422,797 Class B ordinary shares were forfeited, resulting in the Sponsor holding 5,327,203 Class B ordinary shares as of such date.

Simultaneously with the closing of our initial public offering, the Company consummated the Private Placement of 4,933,333 private placement warrants and, simultaneously with the closing of the exercise of the underwriters’ over-allotment option, the Company consummated the Private Placement of an additional 174,509 private placement warrants, at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $7.7 million. The private placement warrants (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

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

Prior to the consummation of initial public offering, our Sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of initial public offering and we issued an unsecured promissory note to our Sponsor. This promissory note was non-interest bearing, unsecured and was due at the earlier of December 31, 2021 or the closing of initial public offering. On March 15, 2021, the Company paid the promissory note in full and overpaid $15,771, which was recorded as a receivable from the sponsor on the unaudited condensed balance sheet. The sponsor returned the overpayment to the Company on May 10, 2021.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. As of December 31, 2022, there were no such loan amounts outstanding. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

Policy for Approval of Related Party Transactions

The audit committee of our board of directors has adopted a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

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

The following is a summary of fees paid or to be paid to Marcum LLP (“Marcum”), our independent registered public accounting firm, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and for the period from January 7, 2021 (inception) through December 31, 2021 totaled $110,705 and $120,311, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022 and for the period from January 7, 2021 (inception) through December 31, 2021.

Tax Fees. We paid Marcum $11,330 for tax planning and tax advice for the year ended December 31, 2022. We did not pay Marcum for tax planning and tax advice for the period from January 7, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2022 and for the period from January 7, 2021 (inception) through December 31, 2021.

Pre-Approval Policy. Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Our independent registered public accounting firm is:

Marcum LLP
730 3rd Avenue
New York, NY 10017

PCAOB ID 688

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)          The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statement Schedules: None

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
2.1	Business Combination Agreement, dated as of November 29, 2022, by and among the Company, Carbon Revolution Limited, Poppetell Limited and Poppettell Merger Sub.(2)
2.2	Scheme Implementation Deed, dated as of November 30, 2022, by and among the Company, Carbon Revolution Limited and Poppetell Limited.(2)
3.1	Amended and Restated Memorandum and Articles of Association.(1)
3.2	Amendment to Amended and Restated Memorandum and Articles of Association.(3)
4.1	Warrant Agreement, dated March 3, 2021, by and between Continental Stock Transfer & Trust Company and the Company.(1)
4.2	Description of Company’s Securities.
10.1	Private Placement Warrants Purchase Agreement, dated as of March 3, 2021, by and between the Company and the Sponsor.(1)
10.2	Investment Management Trust Agreement, dated as of March 8, 2021, by and between Continental Stock Transfer & Trust Company and the Company.(1)
10.3	Registration and Shareholder Rights Agreement, dated as of March 3, 2021, by and among Company and the Sponsor.(1)
10.4	Letter Agreement, dated as of March 3, 2021, by and between the Company and the Sponsor.(1)
10.5	Administrative Services Agreement, dated as of March 3, 2021, by and between the Company and the Sponsor.(1)
10.6	Promissory Note, dated as of March 10, 2023, by and between the Company and Carbon Revolution Limited.(3)
10.7
Sponsor Side Letter, dated as of November 29, 2022, by and among the Company, the Sponsor, the independent directors party thereto, the other insiders party thereto, Twin Ridge Capital Acquisition Corp., Carbon Revolution Limited and Poppetell Limited.(2)

10.8	Standby Equity Purchase Agreement, dated as of November 28, 2022, by and between the Company and YA II PN, LTD. (2)
31.1*
Certification of the Co-Chief Executive Officer required by Rules 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of the Co-Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Co-Chief Executive Officer required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Co-Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	iXBRL Instance Document.
101.SCH*	iXBRL Taxonomy Extension Schema.
101.CAL*	iXBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	iXBRL Taxonomy Extension Definition Linkbase.
101.LAB*	iXBRL Taxonomy Extension Label Linkbase.
101.PRE*	iXBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on March 9, 2021.

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 30, 2022.

(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on March 10, 2023.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2023

TWIN RIDGE CAPITAL ACQUISITION CORP.

/s/ Sanjay K. Morey
Name: Sanjay K. Morey
Title: Co-Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dale Morrison		March 31, 2023
Dale Morrison	Chairman

/s/ Sanjay K. Morey		March 31, 2023
Sanjay K. Morey	Co-Chief Executive Officer, President and Director(Principal Executive Officer)

/s/ William P. Russell, Jr.	Co-Chief Executive Officer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 31, 2023
William P. Russell, Jr.

/s/ Alison Burns	Director	March 31, 2023
Alison Burns

/s/ Paul Henrys	Director	March 31, 2023
Paul Henrys

/s/ Gary Pilnick	Director	March 31, 2023
Gary Pilnick

TWIN RIDGE CAPITAL ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Twin Ridge Capital Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Twin Ridge Capital Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from January 7, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from January 7, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination by June 8, 2023. If a Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP
Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY
March 31, 2023

TWIN RIDGE CAPITAL ACQUISITION CORP.
BALANCE SHEETS

	December 31, 2022	December 31, 2021

Assets
Current assets:
Cash	$1,032,620	$1,714,922
Prepaid expenses	74,994	339,697
Due from related party, net	12,526	-
Total Current Assets	1,120,140	2,054,619
Prepaid expenses, non-current	-	57,995
Marketable securities held in Trust Account	216,069,362	213,101,191
Total Assets	$217,189,502	$215,213,805

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities:
Accounts payable	$4,427,004	$1,572,476
Due to related party, net	-	222
Total Current Liabilities	4,427,004	1,572,698
Warrant liability	376,312	7,364,314
Commitment fee shares liability	147,469	-
Deferred underwriting discount	-	7,458,085
Total Liabilities	4,950,785	16,395,097

Commitments and Contingencies (Note 7)

Class A Ordinary Shares Subject to Possible Redemption
Class A ordinary shares subject to possible redemption, 21,308,813 shares at redemption value of approximately $10.14 and $10.00 as of December 31, 2022 and 2021, respectively	216,069,362	213,101,191

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none shares issued and outstanding (excluding 21,308,813 shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,327,203 shares issued and outstanding as of December 31, 2022 and 2021, respectively	533	533
Additional paid-in capital	5,336,153	-
Accumulated deficit	(9,167,331)	(14,283,016)
Total Shareholders’ Deficit	(3,830,645)	(14,282,483)

Total Liabilities and Shareholders’ Deficit	$217,189,502	$215,213,805

The accompanying notes are an integral part of the financial statements.

TWIN RIDGE CAPITAL ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the Period from January 7, 2021 (Inception) through December 31, 2021
Formation and operating costs	$3,846,780	$2,333,766
Loss from operations	(3,846,780)	(2,333,766)

Other income (expense):
Warrant issuance costs	-	(539,844)
Change in fair value of warrant liability	6,988,002	8,777,435
Change in fair value of over-allotment liability	-	307,134
Fair value of commitment fee shares liability	(147,469)	-
Trust interest income	2,968,171	13,061
Other income attributable to derecognition of deferred underwriting fee allocated to offering costs	323,385	-
Total other income, net	10,132,089	8,557,786

Net income	$6,285,309	$6,224,020

Basic and diluted weighted average shares outstanding, ordinary share subject to redemption	21,308,813	17,981,328
Basic and diluted net income per share	$0.24	$0.27
Basic and diluted weighted average shares outstanding, ordinary share	5,327,203	5,237,292
Basic and diluted net income per share	$0.24	$0.27

The accompanying notes are an integral part of the financial statements.

TWIN RIDGE CAPITAL ACQUISITION CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE
PERIOD FROM JANUARY 7, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 7, 2021 (inception)	-	$-	-	$-	$-	$-	$-

Class B ordinary shares issued to Sponsor	-	-	5,750,000	575	24,425	-	25,000

Proceeds received in excess of fair value of private placement warrants	-	-	-	-	894,382	-	894,382

Forfeiture of Class B ordinary shares	-	-	(422,797)	(42)	-	42	-

Initial classification of Over-allotment liability	-	-	-	-	(538,911)	-	(538,911)

Partial exercise of Over-allotment liability	-	-	-	-	231,777	-	231,777

Accretion of Class A Ordinary Shares to redemption value	-	-	-	-	(611,673)	(20,507,078)	(21,118,751)

Net income	-	-	-	-	-	6,224,020	6,224,020

Balance – December 31, 2021	-	-	5,327,203	533	-	(14,283,016)	(14,282,483)

Waived deferred underwriting discount	-	-	-	-	7,134,700	-	7,134,700

Remeasurement for Class A Ordinary Shares to redemption value	-	-	-	-	(1,798,547)	(1,169,624)	(2,968,171)

Net income	-	-	-	-	-	6,285,309	6,285,309

Balance – December 31, 2022	-	$-	5,327,203	$533	$5,336,153	$(9,167,331)	$(3,830,645)

The accompanying notes are an integral part of the financial statements.

TWIN RIDGE CAPITAL ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period from January 7, 2021 (Inception) through December 31, 2021
Cash Flows from Operating Activities:
Net income	$6,285,309	$6,224,020
Adjustments to reconcile net income to net cash used in operating activities:
Trust interest income	(2,968,171)	(13,061)
Change in fair value of warrant liability	(6,988,002)	(8,777,435)
Change in fair value of over-allotment liability	-	(307,134)
Fair value of commitment fee shares liability	147,469	-
Warrant issuance costs	-	539,844
Other income	(323,385)	-
Changes in operating assets and liabilities:
Prepaid expenses	322,698	(397,692)
Accounts payable	2,854,528	1,572,476
Due from related party	(12,526)	-
Due to related party	(222)	222
Net cash used in operating activities	(682,302)	(1,158,760)

Cash Flows from Investing Activities:
Marketable securities held in Trust Account	-	(213,088,130)
Net cash used in investing activities	-	(213,088,130)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	-	208,826,366
Proceeds from private placement	-	7,661,764
Proceeds from issuance of founder shares	-	25,000
Repayments to promissory note to related party	-	(60,094)
Payment of offering costs	-	(491,224)
Net cash provided by financing activities	-	215,961,812

Net Change in Cash	(682,302)	1,714,922
Cash – Beginning	1,714,922	-
Cash – Ending	$1,032,620	$1,714,922

Non-Cash Investing and Financing activities:
Deferred underwriting commissions charged to additional paid in capital	$-	$7,458,085
Remeasurement of Class A ordinary shares subject to possible redemption	$2,968,171	$21,118,751
Waived deferred underwriting discount	$7,134,700	$-
Initial classification of warrant liability	$-	$16,141,749
Deferred offering costs by Sponsor loan	$-	$60,094

The accompanying notes are an integral part of the financial statements.

TWIN RIDGE CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from January 7, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and, since the closing of the IPO (as defined below), the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liabilities and other financial instruments as other income (expense).

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

Trust Account

Following the closing of the IPO on March 8, 2021 and the underwriters’ partial exercise of over-allotment option on March 10, 2021, $213,088,130 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and over-allotment and the sale of the Private Placement Warrants was placed in a Trust Account, which can be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the Company’s amended and restated memorandum and articles of association, as discussed below and subject to the requirements of law and regulation, provide that the proceeds from the IPO and the sale of the Private Placement Warrants held in the Trust Account will not be released from the Trust Account (1) to the Company, until the completion of the initial Business Combination, or (2) to the Company’s public shareholders, until the earliest of (a) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations described herein, (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete its initial Business Combination within 24 months from the closing of the IPO ( the “Combination Period” ) or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares, and (c) the redemption of the Company’s public shares if the Company has not consummated its Business Combination within the Combination Period, subject to applicable law. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if the Company has not consummated an initial Business Combination within the Combination Period, with respect to such Class A ordinary shares so redeemed. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

TWIN RIDGE CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022
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

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their Founder Shares (as described in Note 5), (ii) waive their redemption rights with respect to their Founder Shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association, (iii) waive their rights to liquidating distributions from the Trust Account with respect any Founder Shares they hold if the Company fails to consummate an initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within the Combination Period), and (iv) vote their Founder Shares and public shares in favor of the initial Business Combination.

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

Proposed Carbon Revolution Business Combination

Business Combination Agreement and Scheme Implementation Deed

On November 29, 2022, the Company, Carbon Revolution Limited, an Australian public company with Australian Company Number (I) 128 274 653 listed on the Australian Securities Exchange (“Carbon Revolution”), Carbon Revolution Limited (formerly known as Poppetell Limited), a private limited company incorporated in Ireland with registered number 607450 (“MergeCo”), and Poppettell Merger Sub, a Cayman Islands exempted company and wholly-owned subsidiary of MergeCo (“Merger Sub” and, together with SPAC, the Company and MergeCo, collectively, the “Parties” and each a “Party”), entered into a business combination agreement (as it may be amended or supplemented from time to time, the “Business Combination Agreement”), and on November 30, 2022, Carbon Revolution, the Company and MergeCo entered into a Scheme Implementation Deed (as it may be amended or supplemented from time to time, the “Scheme Implementation Deed”).

Under the Scheme Implementation Deed, Carbon Revolution has agreed to propose a scheme of arrangement under Part 5.1 of the Corporations Act 2001 (Cth) (the “Scheme”) and a capital reduction under Part 2J.1 of the Corporations Act 2001 (Cth) which, if implemented, will result in all shares of Carbon Revolution being cancelled in return for consideration, with Carbon Revolution issuing a share to MergeCo (resulting in Carbon Revolution becoming a wholly-owned subsidiary of MergeCo) and MergeCo issuing shares to the shareholders of Carbon Revolution, subject to approval from Carbon Revolution’s shareholders, approval of the Federal Court of Australia and the satisfaction of various other conditions (a full list of the conditions is set out in the Scheme Implementation Deed).

The Business Combination Agreement provides for the business combination, pursuant to which, among other things, the Company shall be merged with and into MergerSub, with Merger Sub surviving as a wholly-owned subsidiary of MergeCo (the “Surviving Company”), (the “Merger”).

The Transaction will be consummated subject to the deliverables and provisions as further described in the Business Combination Agreement.

TWIN RIDGE CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022
Related Agreements

Sponsor Side Letter

Concurrently with the execution of the Business Combination Agreement and the Scheme Implementation Deed, the Sponsor, TRCA Subsidiary, Alison Burns (“Burns”), Paul Henrys (“Henrys”) and Gary Pilnick (“Pilnick” together with Burns and Henrys, the “Independent Directors”) and Dale Morrison (“Morrison”), Sanjay K. Morey (“Morey”) and William P. Russell, Jr. (“Russell”, and together with Morrison and Morey, the “Other Insiders”, and together with Sponsor, TRCA Subsidiary and the Independent Directors, the “Sponsor Parties”), the Company, Carbon Revolution and MergeCo entered into a Sponsor Side Letter (the “Sponsor Side Letter”), pursuant to which the Sponsor Parties have agreed to take, or not take, certain actions during the period between the execution of the Sponsor Side Letter and the consummation of the Merger, including, (i) to vote any ordinary shares of the Company owned by such Sponsor Party (all such shares, the “Covered Shares”) in favor of the Merger and the Scheme and other related proposals at the shareholders’ meeting of the Company, and any other special meeting of the Company’s shareholders called for the purpose of soliciting stockholder approval in connection with the consummation of the Merger and the Scheme, (ii) to waive the anti-dilution rights or similar protections with respect to the Class B ordinary shares owned by such party as set forth in the governing documents of the Company, or otherwise, and (iii) not to redeem any Covered Shares (as defined in the Sponsor Side Letter) owned by such Sponsor Party.

Pursuant to the Sponsor Side Letter, Sponsor has also agreed that, immediately prior to the consummation of the Merger, and conditioned upon the consummation of the Merger, 327,203 of the 5,267,203 Class B ordinary shares beneficially owned by Sponsor shall be automatically forfeited and surrendered to the Company for no additional consideration.

Standby Equity Purchase Agreement

Concurrently with the parties entering into the Business Combination Agreement and Scheme Implementation Deed, the Company entered into a Standby Equity Purchase Agreement (the “CEF”) with YA II PN, Ltd. (“Yorkville”) pursuant to which, subject to the consummation of the Transactions, MergeCo has the option, but not the obligation, to issue, and Yorkville shall subscribe for, an aggregate amount of up to $60 million of MergeCo Ordinary Shares at the time of MergeCo’s choosing during the term of the agreement, subject to certain limitations, including caps on exchanges, issuances and subscriptions based on trading volumes. Each advance under the CEF (an “Advance”) may be in an amount of MergeCo Ordinary Shares up to the greater of $10 million or the aggregate daily trading volume of MergeCo Ordinary Shares in the five trading days prior to MergeCo requesting an Advance. The purchase price for an Advance is determined at the option of MergeCo and is either (a) 95% of the average daily VWAP (as defined below) during the applicable one-day pricing period or (b) 97% of the lowest daily VWAP during the applicable three consecutive trading day pricing period.   “VWAP” means, for any trading day, the daily volume weighted average price of MergeCo Ordinary Shares for such date on the securities listing exchange that the MergeCo Ordinary Shares are trading as of such date during regular trading hours as reported by Bloomberg L.P. The CEF will continue for a term of three years commencing from the sixth trading day following the closing of the Business Combination, unless prior terminated pursuant to its terms.

Going Concern and Liquidity

As of December 31, 2022, the Company had approximately $1.0 million in its operating bank account, and working capital deficit of approximately $3.3 million.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

TWIN RIDGE CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022
The Company may need to raise further additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

The Company has until June 8, 2023 to consummate an initial Business Combination. It is uncertain that the Company will be able to consummate an initial Business Combination by June 8, 2023. If an initial business combination is not consummated by the liquidation date, there will be a mandatory liquidation and subsequent dissolution. Additionally, it is uncertain that we will have sufficient liquidity to fund the working capital needs of the Company through June 8, 2023 or through twelve months from the issuance of this report. Management has determined that the liquidity condition through 12 months from the issuance of this report and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after June 8, 2023.

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

The Company is exposed to volatility in the banking market. At various times, we could have deposits with certain U.S. banks in excess of the maximum amounts insured by the U.S. Federal Deposit Insurance Corporation (“FDIC”). On March 10, 2023, Silicon Valley Bank became insolvent. State regulators closed the bank and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as its receiver. The Company did not hold any deposits with Silicon Valley Bank as of December 31, 2022.

TWIN RIDGE CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non- emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the future. One of the more significant accounting estimates included in these statements are the warrant liabilities and commitment fee shares liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Marketable Securities Held in Trust Account

At December 31, 2022 and 2021, the assets held in the Trust Account were held in money market funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income in the accompanying statements of operations. The estimated fair value of investments held in Trust Account are determined using available market information.

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

TWIN RIDGE CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022
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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses, and due to related party are estimated to approximate the carrying values as of December 31, 2022 and 2021 due to the short maturities of such instruments.

The fair value of the Private Placement Warrants is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Private Placement Warrants is classified as level 3. The fair value of the commitment fee shares is based on a discounted cash flow model whereby the stock payment was discounted using risk free rates based on an estimated settlement date. The fair value of the commitment fee shares liability is classified as level 3. See Note 6 for additional information on assets and liabilities measured at fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage. At December 31, 2022 and 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

As of December 31, 2022 and 2021, the Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$213,088,130
Less:
Proceeds allocated to Public Warrants	(9,374,367)
Class A ordinary shares issuance costs	(11,731,323)
Plus:
Accretion of carrying value to redemption value	21,105,690
Remeasurement of carrying value to redemption value	13,061
Class A ordinary shares subject to possible redemption - December 31, 2021	213,101,191
Plus:
Remeasurement of carrying value to redemption value	2,968,171
Class A ordinary shares subject to possible redemption - December 31, 2022	$216,069,362

TWIN RIDGE CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022
Net Income Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 12,210,780 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the year ended December 31, 2022 and for the period from January 7, 2021 (inception) through December 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Year Ended December 31, 2022		For the Period from January 7, 2021 (Inception) through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$5,028,247	$1,257,062	$4,820,103	$1,403,917

Denominator:
Weighted-average shares outstanding	21,308,813	5,327,203	17,981,328	5,237,292
Basic and diluted net income per ordinary share	$0.24	$0.24	$0.27	$0.27

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

On November 15, 2022, the Company and underwriters executed a waiver letter confirming the underwriters’ resignation and waiver of their entitlement to the payment of deferred underwriting discount under the terms of the underwriting agreement. As a result, the Company recognized $323,385 of other income attributable to the derecognition of deferred underwriting fees allocated to offering costs and $7,134,700 was recorded to additional paid-in capital in relation to the waiver of the deferred underwriting discount in the accompanying financial statements (see Note 7).

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Standby Equity Purchase Agreement Classification.

The Company accounts for its CEF as either equity-classified or liability-classified instruments based on an assessment of the agreement’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the CEF is a freestanding financial instrument pursuant to ASC 480, meets the definition of a liability pursuant to ASC 480, and whether the CEF meets all of the requirements for equity classification under ASC 815, including whether the CEF is indexed to the Company’s Class A ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at date of the agreement and as of each subsequent quarterly period end date while the CEF is outstanding. For an agreement that meets all of the criteria for equity classification, the CEF would be required to be recorded as a component of additional paid-in capital at the time of issuance.

For an agreement that does not meet all the criteria for equity classification, the CEF would be required to be recorded at its initial fair value on the date of issuance. The fair value of the CEF is remeasured at each balance sheet date with the change in the estimated fair value of the CEF recognized as a non-cash gain or loss on the statements of operations. The Company has analyzed the CEF (as defined in Note 1) and determined it is considered to be a freestanding instrument and does not exhibit any of the characteristics in ASC 480 and therefore are not classified as liabilities under ASC 480. Based on the settlement terms of the agreement, the CEF met the requirements for equity classification.

Commitment Fee Shares Liability

In connection with the Standby Equity Purchase Agreement, the Company agreed to issue Yorkville 15,000 of the Company’s ordinary shares upon consummation of the Initial Business Combination. The Company recorded the fair value of the commitment fee shares liability on the balance sheets and the related expense on its statements of operations. The initial fair value of the commitment fee shares liability was estimated using a discounted cash flow model (see Note 6).

TWIN RIDGE CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022
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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2022 and 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

On March 10, 2021, the underwriters partially exercised the over-allotment option to purchase 1,308,813 Units. The aggregate Public Warrants outstanding pursuant to the IPO and the underwriters partially exercised the over-allotment option are 7,102,938.

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

TWIN RIDGE CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022
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

TWIN RIDGE CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

In February 2021, the Sponsor transferred its interests representing a total of 60,000 Class B ordinary shares of the Company to three independent directors of the Company for per share consideration equal to the amount paid by the Sponsor to the Company for each founder share. Pursuant to the terms of the agreements governing these transfers, if the transferee ceases to serve as a director of the Company prior to the completion of the Company’s initial Business Combination, the Sponsor has the option to repurchase the founder shares from such transferee for the same per share consideration paid by the transferee for the initial transfer. The Sponsor’s option to repurchase the founder shares shall expire upon the consummation of the Company’s initial Business Combination. The sale of the founders shares to the Company’s directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the shares sold to the Company’s directors was $300,490 or approximately $5.01 per share. The founders’ shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the founders’ shares is recognized only when the performance condition is probable of occurrence. As of December 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no share-based compensation expense has been recognized. Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of founders shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the founder shares.

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

Advisory Agreement and Transfer of Founder Shares

On October 28, 2022, the Company and the Sponsor entered into a letter agreement with DDGN Advisors, LLC (the “Advisor”), pursuant to which the Advisor agreed to provide certain advisory, diligence and other similar services to the Company and the Sponsor in connection with the potential business combination between the Company and Carbon Revolution. As consideration for the Advisor’s performance of such services, the Sponsor agreed to transfer 3,350,000 of the Company’s Class B ordinary shares beneficially owned by the Sponsor to the Advisor at the closing of the Business Combination. The transfer of the founders shares to the Advisor is in the scope of ASC 718 whereby share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 3,350,000 shares to be transferred upon the consummation of the Company’s initial Business Combination is $16,386,643 or $4.89 per share. As of November 18, 2022, such shares were held by TRCA Subsidiary, an entity that is controlled by the Sponsor, and would revert to the Sponsor if the Business Combination with Carbon Revolution is not completed.

Due from Related Party

The balance of $12,526 as of December 31, 2022 represents the $12,973 of taxes paid by the Company on behalf of the Sponsor and advanced administrative service fee, net of the $447 operating expenses paid by the Sponsor on behalf of the Company.

TWIN RIDGE CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022
Due to Related Party

The balance of $222 as of December 31, 2021 represents operating expenses paid by the Sponsor on behalf of the Company.

Promissory Note — Related Party

On January 12, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of November 30, 2021 or the closing of the IPO. During the period from January 12, 2021 through December 31, 2021, the Company had borrowed $60,094 under the promissory note. On March 15, 2021, the Company paid the promissory note in full and overpaid $15,771, which was recorded as a receivable from Sponsor on the balance sheet. The Sponsor returned the overpayment to the Company on May 10, 2021.

On March 10, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $1,500,000 (the “Promissory Note”) to Carbon Revolution. The Promissory Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Promissory Note will be deposited in the Company’s trust account. As of March 31, 2023, there was $480,000 outstanding under the Promissory Note.

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. As of December 31, 2022, there were no such loan amounts outstanding. Such warrants would be identical to the Private Placement Warrants.

Administrative Service Fee

Commencing on the date that the Company’s securities are first listed on NYSE, the Company will reimburse the Sponsor or an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the management team, in the amount of $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred and paid $120,000 and $100,000 for the year ended December 31, 2022 and 2021, respectively.

NOTE 6. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$216,069,362	$216,069,362	$—	$—
	$216,069,362	$216,069,362	$—	$—

Liabilities:
Warrant Liability –Public Warrants	$213,799	$213,799	$—	$—
Warrant Liability – Private Placement Warrants	162,513	—	—	162,513
Commitment fee shares liability	147,469	—	—	147,469
	$523,781	$213,799	$—	$309,982

TWIN RIDGE CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022
	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$213,101,191	$213,101,191	$—	$—
	$213,101,191	$213,101,191	$—	$—

Liabilities:
Warrant Liability –Public Warrants	$4,261,763	$4,261,763	$—	$—
Warrant Liability – Private Placement Warrants	3,102,551	—	—	3,102,551
	$7,364,314	$4,261,763	$—	$3,102,551

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the period from January 7, 2021 through December 31, 2021 was $(6,440,945). There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the year ended December 31, 2021.

Public Warrants

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants.

The subsequent measurement of the Public Warrants at December 31, 2022 and 2021 is classified as Level 1 due to the use of an observable market quote in an active market. As of December 31, 2022 and 2021, the aggregate value of Public Warrants was $213,799 and $4,261,763, respectively.

The estimated fair value of the Private Placement Warrants on December 31, 2022 and 2021 is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs into the Monte Carlo simulation model for the warrant liability were as follows:

Input	December 31, 2022	December 31, 2021
Expected term (years)	5.18	6.48
Expected volatility	9.30%	12.40%
Risk-free interest rate	4.75%	1.40%
Fair value of the ordinary share price	$10.09	$9.69

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the year ended December 31, 2022 and 2021:

December 31, 2022
Fair value as of January 1, 2022	$3,102,551
Revaluation of warrant liability included in other income within the statements of operations	(2,940,038)
Fair value as of December 31, 2022	$162,513

TWIN RIDGE CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022
December 31, 2021
Fair value as of January 7, 2021 (inception)	$—
Initial fair value of warrant liability upon issuance at IPO	15,334,757
Initial fair value of warrant liability upon issuance at over-allotment	806,992
Transfer out of Level 3 to Level 1	(6,440,945)
Revaluation of warrant liability included in other income within the statements of operations	(6,598,253)
Fair value as of December 31, 2021	$3,102,551

Commitment Fee Shares

The estimated fair value of the commitment fee shares liability on November 28, 2022 (initial measurement) is determined using Level 3 inputs. The expected term was based on management assumptions regarding the timing and likelihood of completing a business combination. Management also estimated whether a business combination would be completed. The commitment fees shares liability is discounted to net present values using risk free rates. Discount rates were based on current risk-free rates based on the actual simulated term using the following U.S. Treasury rates and using the linearly interpolated treasury rates between quoted terms.

The assumptions used in calculating the estimated fair value represents the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair value could be materially different.

The key inputs into the present value model for the commitment fee shares liability were as follows:

Input	November 28, 2022 (Initial Measurement)	December 31, 2022
Expected term (years)	0.41	0.20
Risk-free interest rate	4.61%	4.34%
Fair value of the ordinary share price	$10.015	$10.090

The fair value of the commitment fee shares liability was $147,469 and is reflected on the Company’s balance sheet with the corresponding expense charged to other income (expense). The change in fair value from initial measurement on November 28, 2022 through December 31, 2022 was deemed to be de minimis and therefore no change in fair value was recognized through December 31, 2022.

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

On November 15, 2022, the Company and underwriters executed a waiver letter confirming the underwriters’ resignation and waiver of their entitlement to the payment of deferred underwriting discount under the terms of the underwriting agreement. As a result, the Company recognized $323,385 of other income attributable to derecognition of deferred underwriting fee allocated to offering costs and $7,134,700 was recorded to additional paid-in capital in relation to the waiver of the deferred underwriting discount in the accompanying financial statements. As of December 31, 2022 and 2021, the deferred underwriting fee payable is $0 and $7,458,085, respectively.

Commitment Fee Shares

In connection with the Standby Equity Purchase Agreement, the Company agreed to issue Yorkville 15,000 of the Company’s ordinary shares upon consummation of the Initial Business Combination.

Service Provider Agreements

From time to time the Company has entered into and may enter into agreements with various services providers and advisors, including investment banks, to help us identify targets, negotiate terms of potential Business Combinations, consummate a Business Combination and/or provide other services. In connection with these agreements, the Company may be required to pay such service providers and advisors fees in connection with their services to the extent that certain conditions, including the closing of a potential Business Combination, are met. If a Business Combination does not occur, the Company would not expect to be required to pay these contingent fees. There can be no assurance that the Company will complete a Business Combination.

During the year ended December 31, 2022, the Company entered into a contingent fee agreement with a service provider whereby the conditions for payment were met prior to December 31, 2022. The aggregate fee was $525,000 and is included in accounts payable on the in the Company’s balance sheets.

TWIN RIDGE CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022
NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares – The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares – The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were no Class A ordinary shares issued and outstanding, excluding 21,308,813 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares – The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. At December 31, 2022 and 2021, there were 5,327,203 Class B ordinary shares issued and outstanding. On March 10, 2021, the underwriters partially exercised the over-allotment option to purchase 1,308,813 Units. As a result, 422,797 founder shares were forfeited on April 19, 2021.

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

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below or in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On March 6, 2023, the Company held an extraordinary general meeting of shareholders ( the “Extension Meeting”) to amend its amended and restated memorandum and articles of association to extend the date by which it has to consummate an initial Business Combination to June 8, 2023 (or March 8, 2024, if applicable under the Amended and Restated Articles of Association). Carbon Revolution or the Sponsor (or one or more of their Affiliates, members or third-party designees) (the “Lender”) will deposit $160,000 into the Trust Account for each such monthly extension, for an aggregate deposit of up to $1,440,000 (if all nine additional monthly extensions are exercised), in exchange for a non-interest bearing, unsecured promissory note issued by the Company to the Lender.

TWIN RIDGE CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022
On March 10, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $1,500,000 (the “Promissory Note”) to Carbon Revolution. The Promissory Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Promissory Note will be deposited in the Company’s trust account. As of March 31, 2023, there was $480,000 outstanding under the Promissory Note which will be utilized for three monthly extensions through June 8, 2023.

In connection with that vote, the holders of 15,042,168 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $153,567,547 or $10.21 per share. After the satisfaction of such redemptions and receipt of the initial deposit of $480,000 to the Trust Account, the balance in the Trust Account was approximately $64,457,034.