Form 10-K/A
period 2022-12-31
Twin Ridge Capital Acquisition Corp.
filed 2023-04-05
CIK 1840353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023 (the “10-K”). This Amendment is being filed solely to correct for an omission of disclosure under Item 3 and Note 9 in the Notes to Financial Statements, which due to an inadvertent error that occurred during the edgarization process and final submission of the 10-K by the printer was not included. The 10-K filed on March 31, 2023 was not the correct version that was approved by the board of directors and management of Twin Ridge Capital Acquisition Corp. (the “Company”) and our independent registered public accounting firm, Marcum LLP.

No attempt has been made in this Amendment to otherwise modify or update the other disclosures presented in the 10-K. This Amendment does not reflect events occurring after the filing of the original 10-K (i.e., those events occurring after March 31, 2023) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed with the SEC. Accordingly, this Amendment should be read in conjunction with the 10-K and our other filings with the SEC.

i

CERTAIN TERMS

Unless otherwise stated in this Amendment No. 1 to Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

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

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks described below in Part I, Item 1A “Risk Factors” in this Amendment No. 1 to Annual Report on Form 10-K. We believe that the risks described in the “Risk Factors” section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Amendment No. 1 to Annual Report on Form 10-K.

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

Certain purported shareholders of the Company sent demand letters (the “Demands”) alleging deficiencies and/or omissions in the Registration Statement on Form F-4, filed by Carbon Revolution with the SEC on February 27, 2023. The Demands seek additional disclosures to remedy these purported deficiencies. The Company believes that the allegations in the Demands are meritless.

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

This Amendment No. 1 to Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

April 4, 2023

TWIN RIDGE CAPITAL ACQUISITION CORP.

/s/ Sanjay K. Morey
Name: Sanjay K. Morey
Title: Co-Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dale Morrison		April 4, 2023
Dale Morrison	Chairman

/s/ Sanjay K. Morey		April 4, 2023
Sanjay K. Morey	Co-Chief Executive Officer, President and Director(Principal Executive Officer)

/s/ William P. Russell, Jr.	Co-Chief Executive Officer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	April 4, 2023
William P. Russell, Jr.

/s/ Alison Burns	Director	April 4, 2023
Alison Burns

/s/ Paul Henrys	Director	April 4, 2023
Paul Henrys

/s/ Gary Pilnick	Director	April 4, 2023
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

New York, NY
March 31, 2023, except for Note 9 as to which the date is April 4, 2023

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

Certain purported shareholders of the Company sent demand letters (the “Demands”) alleging deficiencies and/or omissions in the Registration Statement on Form F-4, filed by Carbon Revolution with the SEC on February 27, 2023. The Demands seek additional disclosures to remedy these purported deficiencies. The Company believes that the allegations in the Demands are meritless.