Form 10-Q
period 2023-03-31
Twin Ridge Capital Acquisition Corp.
filed 2023-05-18
CIK 1840353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 17, 2023, 6,000,053 Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), and 5,327,203 Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares”), were issued and outstanding.

TWIN RIDGE CAPITAL ACQUISITION CORP.
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

TWIN RIDGE CAPITAL ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Cash	$262,505	$1,032,620
Prepaid expenses	121,898	74,994
Due from related party, net	223,855	12,526
Total current assets	608,258	1,120,140
Marketable securities held in Trust Account	64,837,978	216,069,362
Total Assets	$65,446,236	$217,189,502

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$5,395,930	$4,427,004
Promissory note - related party	480,000	—
Total current liabilities	5,875,930	4,427,004
Warrant liability	872,039	376,312
Commitment fee shares liability	150,279	147,469
Total Liabilities	6,898,248	4,950,785

Commitments
Class A ordinary shares subject to possible redemption, 6,000,053 shares and 21,308,813 shares at redemption value of approximately $10.81 and $10.14 at March 31, 2023 and December 31, 2022, respectively	64,837,978	216,069,362

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none shares issued and outstanding (excluding 6,000,053 and 21,308,813 shares subject to possible redemption at March 31, 2023 and December 31, 2022, respectively)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,327,203 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	533	533
Additional paid-in capital	2,999,990	5,336,153
Accumulated deficit	(9,290,513)	(9,167,331)
Total Shareholders’ Deficit	(6,289,990)	(3,830,645)

Total Liabilities and Shareholders’ Deficit	$65,446,236	$217,189,502

The accompanying notes are an integral part of the unaudited condensed financial statements.

TWIN RIDGE CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022

Formation and operating costs	$1,480,858	$203,300
Loss from operations	(1,480,858)	(203,300)

Other income :
Change in fair value of commitment fee shares	(2,810)	—
Change in fair value of warrant liabilities	(495,727)	4,165,857
Trust interest income	1,856,213	5,256
Total other income, net	1,357,676	4,171,113

Net (loss) income	$(123,182)	$3,967,813
Basic and diluted weighted average shares outstanding, ordinary shares subject to redemption	12,764,713	21,308,813
Basic and diluted net (loss) income per share	$(0.01)	$0.15
Basic and diluted weighted average shares outstanding, ordinary shares	5,327,203	5,327,203
Basic and diluted net (loss) income per share	$(0.01)	$0.15

The accompanying notes are an integral part of the unaudited condensed financial statements.

TWIN RIDGE CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
 FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – December 31, 2022	—	$—	5,327,203	$533	$5,336,153	$(9,167,331)	$(3,830,645)

Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	(2,336,163)	—	(2,336,163)

Net loss	—	—	—	—	—	(123,182)	(123,182)
Balance – March 31, 2023 (Unaudited)	—	$—	5,327,203	$533	$2,999,990	$(9,290,513)	$(6,289,990)

 FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – December 31, 2021	—	$—	5,327,203	$533	$—	$(14,283,016)	$(14,282,483)

Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(5,256)	(5,256)

Net income	—	—	—	—	—	3,967,813	3,967,813
Balance – March 31, 2022 (Unaudited)	—	$—	5,327,203	$533	$—	$(10,320,459)	$(10,319,926)

The accompanying notes are an integral part of the unaudited condensed financial statements.

TWIN RIDGE CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022

Cash Flows from Operating Activities:
Net (loss) income	$(123,182)	$3,967,813
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Trust interest income	(1,856,213)	(5,256)
Change in fair value of warrant liabilities	495,727	(4,165,857)
Change in fair value of commitment fee shares	2,810	—
Changes in current assets and liabilities:
Prepaid expenses	(46,904)	79,047
Accounts payable	968,926	(98,871)
Due from related party	(211,329)	—
Due to related party	—	(88)
Net cash used in operating activities	(770,165)	(223,212)

Cash Flows from Investing Activities:
Principal deposited into Trust Account	(480,000)	—
Cash withdrawn from trust in connection with redemption	153,567,597	—
Net cash provided by investing activities	153,087,597	—

Cash Flows from Financing Activities:
Redemption of Class A Shares	(153,567,547)	—
Proceeds from issuance of promissory note to related party	480,000	—
Net cash used in financing activities	(153,087,547)	—

Net Change in Cash	(770,115)	(223,212)
Cash – Beginning	1,032,620	1,714,922
Cash – Ending	$262,505	$1,491,710

Non-Cash Investing and Financing Activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$2,336,163	$5,256

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from January 7, 2021 (inception) through March 31, 2023 relates to the Company’s formation and our initial public offering (“IPO”) described below, and, since the closing of the IPO on March 8, 2021, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liabilities and other financial instruments as other income (expense).

The Company’s sponsor is Twin Ridge Capital Sponsor, LLC, a Delaware limited liability company (the “Sponsor”).

Financing

The registration statement for the Company’s IPO was declared effective on March 3, 2021. On March 8, 2021, the Company consummated the IPO of 20,000,000 units (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $200,000,000, which is discussed in Note 3.

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

The Company granted the underwriters in the IPO a 45-day option to purchase up to 3,000,000 additional Units to cover over-allotments, if any. On March 10, 2021, the underwriters partially exercised the over-allotment option to purchase 1,308,813 Units, generating an aggregate of gross proceeds of $13,088,130, and incurred $261,764 in cash underwriting fees and $458,085 in deferred underwriting fees.

Trust Account

Following the closing of the IPO on March 8, 2021 and the underwriters’ partial exercise of over-allotment option on March 10, 2021, $213,088,130 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and over-allotment and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), which can be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”) which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the Company’s amended and restated memorandum and articles of association, as discussed below and subject to the requirements of law and regulation, provide that the proceeds from the IPO and the sale of the Private Placement Warrants held in the Trust Account will not be released from the Trust Account (1) to the Company, until the completion of the initial Business Combination, or (2) to the Company’s public shareholders, until the earliest of (a) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations described herein, (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete its initial Business Combination within 24 months from the closing of the IPO ( the “Combination Period” ) or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares, and (c) the redemption of the Company’s public shares if the Company has not consummated its Business Combination within the Combination Period, subject to applicable law. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if the Company has not consummated an initial Business Combination within the Combination Period, with respect to such Class A ordinary shares so redeemed. Following the Extension Meeting (as defined below), the Company liquidated the U.S. government treasury obligations or money market funds held in the Trust Account. The funds in the Trust Account will be maintained in cash in an interest-bearing deposit account until the earlier of the Company’s initial Business Combination or its liquidation. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

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

The ordinary shares subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

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

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined below and described in Note 5), (ii) waive their redemption rights with respect to their Founder Shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association, (iii) waive their rights to liquidating distributions from the Trust Account with respect any Founder Shares they hold if the Company fails to consummate an initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within the Combination Period), and (iv) vote their Founder Shares and public shares in favor of the initial Business Combination.

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

The Business Combination Agreement provides for the business combination, pursuant to which, among other things, the Company shall be merged with and into MergerSub, with Merger Sub surviving as a wholly-owned subsidiary of MergeCo (the “Merger” , subject to, among other things, the approval of the Company’s shareholders..

The transactions contemplated by the Business Combination Agreement and the Scheme Implementation Deed (the “Transactions”) will be consummated subject to the deliverables and provisions as further described in the Business Combination Agreement.

Related Agreements

Sponsor Side Letter

Concurrently with the execution of the Business Combination Agreement and the Scheme Implementation Deed, the Sponsor, Twin Ridge Capital Sponsor Subsidiary Holdings, LLC (“TRCA Subsidiary”), Alison Burns (“Burns”), Paul Henrys (“Henrys”) and Gary Pilnick (“Pilnick” together with Burns and Henrys, the “Independent Directors”) and Dale Morrison (“Morrison”), Sanjay K. Morey (“Morey”) and William P. Russell, Jr. (“Russell”, and together with Morrison and Morey, the “Other Insiders”, and together with Sponsor, TRCA Subsidiary and the Independent Directors, the “Sponsor Parties”), the Company, Carbon Revolution and MergeCo entered into a Sponsor Side Letter (the “Sponsor Side Letter”), pursuant to which the Sponsor Parties have agreed to take, or not take, certain actions during the period between the execution of the Sponsor Side Letter and the consummation of the Merger, including, (i) to vote any ordinary shares of the Company owned by such Sponsor Party (all such shares, the “Covered Shares”) in favor of the Merger and the Scheme and other related proposals at the shareholders’ meeting of the Company, and any other special meeting of the Company’s shareholders called for the purpose of soliciting stockholder approval in connection with the consummation of the Merger and the Scheme, (ii) to waive the anti-dilution rights or similar protections with respect to the Class B ordinary shares owned by such party as set forth in the governing documents of the Company, or otherwise, and (iii) not to redeem any Covered Shares (as defined in the Sponsor Side Letter) owned by such Sponsor Party.

Pursuant to the Sponsor Side Letter, Sponsor has also agreed that, immediately prior to the consummation of the Merger, and conditioned upon the consummation of the Merger, 327,203 of the 5,267,203 Class B ordinary shares beneficially owned by Sponsor shall be automatically forfeited and surrendered to the Company for no additional consideration.

Standby Equity Purchase Agreement

Concurrently with the parties entering into the Business Combination Agreement and Scheme Implementation Deed, the Company entered into a Standby Equity Purchase Agreement (the “CEF”) with YA II PN, Ltd. (“Yorkville”) pursuant to which, subject to the consummation of the Transactions, MergeCo has the option, but not the obligation, to issue, and Yorkville shall subscribe for, an aggregate amount of up to $60 million of ordinary shares of MergeCo (“MergeCo Ordinary Shares”) at the time of MergeCo’s choosing during the term of the agreement, subject to certain limitations, including caps on exchanges, issuances and subscriptions based on trading volumes. Each advance under the CEF (an “Advance”) may be in an amount of MergeCo Ordinary Shares up to the greater of $10 million or the aggregate daily trading volume of MergeCo Ordinary Shares in the five trading days prior to MergeCo requesting an Advance. The purchase price for an Advance is determined at the option of MergeCo and is either (a) 95% of the average daily VWAP (as defined below) during the applicable one-day pricing period or (b) 97% of the lowest daily VWAP during the applicable three consecutive trading day pricing period. “VWAP” means, for any trading day, the daily volume weighted average price of MergeCo Ordinary Shares for such date on the securities listing exchange that the MergeCo Ordinary Shares are trading as of such date during regular trading hours as reported by Bloomberg L.P. The CEF will continue for a term of three years commencing from the sixth trading day following the closing of the Business Combination, unless prior terminated pursuant to its terms.

Extension Meeting

On March 6, 2023, the Company held an extraordinary general meeting of shareholders (the “Extension Meeting”) to amend its amended and restated memorandum and articles of association to extend the date by which it has to consummate an initial Business Combination to June 8, 2023 (or March 8, 2024, if applicable under the Amended and Restated Articles of Association). Carbon Revolution or the Sponsor (or one or more of their affiliates, members or third-party designees) will deposit $160,000 into the Trust Account for each such monthly extension, for an aggregate deposit of up to $1,440,000 (if all nine additional monthly extensions are exercised), in exchange for a non-interest bearing, unsecured promissory note issued by the Company to Carbon Revolution. As of March 31, 2023, $480,000 has been deposited into the Trust Account.

On March 10, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $1,500,000 (the “Promissory Note”) to Carbon Revolution. The Promissory Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Promissory Note will be deposited in the Trust Account. As of March 31, 2023, there was $480,000 outstanding under the Promissory Note which will be utilized for three monthly extensions through June 8, 2023.

In connection with that vote, the holders of 15,042,168 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $153,567,547 or $10.21 per share. After the satisfaction of such redemptions and receipt of the initial deposit of $480,000 to the Trust Account, the balance in the Trust Account was approximately $64,837,978.

Certain purported shareholders of the Company sent demand letters (the “Demands”) alleging deficiencies and/or omissions in the Registration Statement on Form F-4, filed by Carbon Revolution with the U.S. Securities and Exchange Commission (the “SEC”) initially on February 27, 2023 (as may be further amended). The Demands seek additional disclosures to remedy these purported deficiencies. The Company believes that the allegations in the Demands are meritless.

Going Concern and Liquidity

As of March 31, 2023, the Company had approximately $263,000 in its operating bank account and working capital deficit of approximately $5.3 million.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating, and consummating the Business Combination.

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

The Company has until June 8, 2023 (or March 8, 2024, if applicable under the Amended and Restated Articles of Association) to consummate an initial Business Combination. It is uncertain that the Company will be able to consummate an initial Business Combination by June 8, 2023 (or March 8, 2024, if applicable under the Amended and Restated Articles of Association). If an initial Business Combination is not consummated by the liquidation date, there will be a mandatory liquidation and subsequent dissolution. Additionally, it is uncertain that we will have sufficient liquidity to fund the working capital needs of the Company through June 8, 2023, or through twelve months from the issuance of these financial statements. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after June 8, 2023.

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

The Company is exposed to volatility in the banking market. At various times, we could have deposits with certain U.S. banks in excess of the maximum amounts insured by the U.S. Federal Deposit Insurance Corporation (“FDIC”). On March 10, 2023, Silicon Valley Bank became insolvent. State regulators closed the bank and the FDIC was appointed as its receiver. The Company did not hold any deposits with Silicon Valley Bank as of March 31, 2023 and December 31, 2022. On May 1, 2023, First Republic Bank was forced to close and JPMorgan Chase Bank assumed all of the deposits and assets of First Republic Bank. The Company held assets in First Republic bank, however due to FDIC limits had little exposure to losses at March 31, 2023. The Company has not experienced any losses due to these bank failures.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2023 is not necessarily indicative of the results that may be expected through December 31, 2023.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K/A filed by the Company with the SEC on April 5, 2023 (the “Form 10-K/A”).

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934 (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non- emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the future. One of the more significant accounting estimates included in these statements are the warrant liabilities and commitment fee shares liability. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023, and December 31, 2022.

Marketable Securities Held in Trust Account

At March 31, 2023, the investment in the Trust Account was held in a demand deposit account. At December 31, 2022, the assets held in the Trust Account were held in money market funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income in the accompanying statements of operations. The estimated fair value of investments held in Trust Account are determined using available market information.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses, and due to related party are estimated to approximate the carrying values as of March 31, 2023 and December 31, 2022 due to the short maturities of such instruments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2023, and December 31, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

As of March 31, 2023, and December 31, 2022, the Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Class A ordinary shares subject to possible redemption - December 31, 2021	$213,101,191
Plus:
Accretion of carrying value to redemption value	2,968,171
Class A ordinary shares subject to possible redemption - December 31, 2022	216,069,362
Less:
Redemption of Class A Ordinary Shares	(153,567,547)
Plus:
Remeasurement of Class A ordinary shares to redemption value	2,336,163
Class A ordinary shares subject to possible redemption – March 31, 2023	$64,837,978

Net (Loss) Income Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 12,210,780 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three months ended March 31, 2023, and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of ordinary shares:

	For the Three Months Ended March 31, 2023		For the Three Months Ended March 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(86,911)	$(36,271)	$3,174,250	$793,563

Denominator:
Weighted-average shares outstanding	12,764,713	5,327,203	21,308,813	5,327,203
Basic and diluted net (loss) income per share	$(0.01)	$(0.01)	$0.15	$0.15

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed, and offering costs associated with the Class A ordinary shares are charged to the shareholders’ deficit. The Company incurred offering costs amounting to $12,271,167 as a result of the IPO consisting of a $4,261,764 underwriting fee $7,458,085 of deferred underwriting fees and $551,318 of other offering costs. The Company recorded $11,731,323 of offering costs as a reduction of equity in connection with the Class A ordinary shares included in the Units. The Company immediately expensed $539,844 of offering costs in connection with our warrants included in the units issued in our initial public offering, each whole warrant being exercisable for one Class A ordinary share at an exercise price of $11.50 per share (the “Public Warrants”) and Private Placement Warrants that were classified as liabilities.

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

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statement of operations. The initial fair value of the Private and Public Warrants were estimated using a Monte Carlo simulation (see Note 6).

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

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023, and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2023, and December 31, 2022, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 on January 7, 2021 (Inception). The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

In June 2016, the FASB issued ASU 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.
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

Following the closing of the IPO on March 8, 2021 and the underwriters’ partial exercise of over-allotment option on March 10, 2021, $213,088,130 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and over-allotment and the sale of the Private Placement Warrants was placed in a Trust Account, which can be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Following the Extension Meeting, the Company liquidated the U.S. government treasury obligations or money market funds held in the Trust Account. The funds in the Trust Account will be maintained in cash in an interest-bearing deposit account until the earlier of the Company’s initial Business Combination or its liquidation.

Public Warrants

Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance (the “Newly Issued Price”)), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

Note 4. Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 4,933,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $7,400,000, in a private placement. The proceeds from the Private Placement Warrants were added to the proceeds from the IPO held in the Trust Account.

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

Note 5. Related Party Transactions

Founder Shares

On January 12, 2021, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain offering costs in consideration for 5,750,000 Class B ordinary shares. Up to 750,000 of the 5,327,203 Class B ordinary shares issued and outstanding (the “Founder Shares”) are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. On February 23, 2021, 20,000 shares were transferred to each of the three independent directors. On March 10, 2021, the underwriters partially exercised the over-allotment option to purchase 1,308,813 Units. As a result, 422,797 Founder Shares were forfeited on April 19, 2021.

In February 2021, the Sponsor transferred its interests representing a total of 60,000 Class B ordinary shares of the Company to three independent directors of the Company for per share consideration equal to the amount paid by the Sponsor to the Company for each Founder Share. Pursuant to the terms of the agreements governing these transfers, if the transferee ceases to serve as a director of the Company prior to the completion of the Company’s initial Business Combination, the Sponsor has the option to repurchase the Founder Shares from such transferee for the same per share consideration paid by the transferee for the initial transfer. The Sponsor’s option to repurchase the Founder Shares shall expire upon the consummation of the Company’s initial Business Combination. The sale of the Founder Shares to the Company’s directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the shares sold to the Company’s directors was $300,490 or approximately $5.01 per share. The Founder Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence. As of March 31, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no share-based compensation expense has been recognized. Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of the Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

Advisory Agreement and Transfer of Founder Shares

On October 28, 2022, the Company and the Sponsor entered into a letter agreement with DDGN Advisors, LLC (the “Advisor”), pursuant to which the Advisor agreed to provide certain advisory, diligence and other similar services to the Company and the Sponsor in connection with the potential business combination between the Company and Carbon Revolution. As consideration for the Advisor’s performance of such services, the Sponsor agreed to transfer 3,350,000 of the Company’s Class B ordinary shares beneficially owned by the Sponsor to the Advisor at the closing of the Business Combination. The transfer of the Founder Shares to the Advisor is in the scope of ASC 718 whereby share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 3,350,000 shares to be transferred upon the consummation of the Company’s initial Business Combination is $16,386,643 or $4.89 per share. As of November 18, 2022, such shares were held by TRCA Subsidiary, an entity that is controlled by the Sponsor, and would revert to the Sponsor if the Business Combination with Carbon Revolution is not completed.

Due from Related Parties

The balance of $223,855 and $12,526 as of March 31, 2023 and December 31, 2022, respectively, represents the $224,302 deposited to the Sponsor to reduce the balance in the operating account under the threshold insurable by the FDIC and $12,973 tax paid by the Company, respectively, on behalf of the Sponsor, net of the $447 operating expenses paid by the Sponsor on behalf of the Company.

Promissory Note — Related Party

On March 10, 2023, the Company issued the Promissory Note to Carbon Revolution. The Promissory Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Promissory Note will be deposited in the Company’s Trust Account. As of March 31, 2023, there was $480,000 outstanding under the Promissory Note.

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. As of March 31, 2023, and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the date that the Company’s securities are first listed on the New York Stock Exchange, the Company will reimburse the Sponsor or an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the management team, in the amount of $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company recorded and paid $30,000 for the three months ended March 31, 2023, and 2022.

NOTE 6. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$64,837,978	$64,837,978	$—	$—
	$64,837,978	$64,837,978	$—	$—

Liabilities:
Warrant Liability –Public Warrants	$497,916	$—	$497,916	$—
Warrant Liability – Private Placement Warrants	374,123	—	—	374,123
Commitment fee shares liability	150,279	—	—	150,279
	$1,022,318	$497,916	$—	$524,402

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$216,069,362	$216,069,362	$—	$—
	$216,069,362	$216,069,362	$—	$—

Liabilities:
Warrant Liability – Public Warrants	$213,799	$213,799	$—	$—
Warrant Liability – Private Placement Warrants	162,513	—	—	162,513
Commitment fee shares liability	147,469	—	—	147,469
	$523,781	$213,799	$—	$309,982

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2023 or the year ended December 31, 2022.

Public Warrants

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants.

The subsequent measurement of the Public Warrants at March 31, 2023 are classified as Level 2 due to the use of an observable marked quote in an inactive market. The subsequent measurement of the Public Warrants at December 31, 2022 are classified as Level 1 due to the use of an observable market quote in an active market. As of March 31, 2023 and December 31, 2022, the aggregate value of Public Warrants was $497,916 and $213,799, respectively.

The estimated fair value of the Private Placement Warrants on March 31, 2023 and December 31, 2022 is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different. The methodology of the expected term is a weighted average based on the likelihood of a successful Business Combination.

The key inputs into the Monte Carlo simulation model for the warrant liability were as follows:

Input	March 31, 2023	December 31, 2022
Expected term (years) (1)	1.20	5.18
Expected volatility	6.2%	9.30%
Risk-free interest rate	4.52%	4.75%
Fair value of the ordinary share price	$10.24	$10.09

(1)	Decrease from December 31, 2022 to March 31, 2023, is due to the expected term of the Business Combination on a weighted probability on a successful Business Combination.

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the three months ended March 31, 2023 and 2022:

March 31, 2023
Fair value as of January 1, 2023	$162,513
Revaluation of warrant liability included in other income within the statements of operations	211,610
Fair value as of March 31, 2023	374,123

March 31, 2022
Fair value as of January 1, 2022	$3,102,551
Revaluation of warrant liability included in other income within the statements of operations	(1,757,961)
Fair value as of March 31, 2022	1,344,590

Commitment Fee Shares

The estimated fair value of the commitment fee shares liability on November 28, 2022 (initial measurement) is determined using Level 3 inputs. The expected term was based on management assumptions regarding the timing and likelihood of completing a business combination. Management also estimated whether a business combination would be completed. The commitment fee shares liability is discounted to net present values using risk free rates. Discount rates were based on current risk-free rates based on the actual simulated term using the following U.S. Treasury rates and using the linearly interpolated treasury rates between quoted terms.

The assumptions used in calculating the estimated fair value represents the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair value could be materially different.

The key inputs into the present value model for the commitment fee shares liability were as follows:

Input	November 28, 2022 (Initial Measurement)	December 31, 2022	March 31, 2023
Expected term (years)	0.41	0.20	0.45
Risk-free interest rate	4.61%	4.34%	4.92%
Fair value of the ordinary share price	$10.02	$10.090	$10.24

As of March 31, 2023 and December 31, 2022, the fair value of the commitment fee shares liability was $150,279 and $147,469, respectively, and is reflected on the Company’s balance sheets with the corresponding expense charged to other income (expense).

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

On November 15, 2022, the Company and underwriters executed a waiver letter confirming the underwriters’ resignation and waiver of their entitlement to the payment of deferred underwriting discount under the terms of the underwriting agreement. As a result, the Company recognized $323,385 of other income attributable to derecognition of deferred underwriting fee allocated to offering costs and $7,134,700 was recorded to additional paid-in capital in relation to the waiver of the deferred underwriting discount in the accompanying condensed financial statements. As of March 31, 2023 and December 31, 2022, the deferred underwriting fee payable is $0.

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

During the year ended December 31, 2022, the Company entered into a contingent fee agreement with a service provider whereby the conditions for payment were met prior to December 31, 2022. The aggregate fees are $525,000 and is included in accounts payable on the in the Company’s balance sheets as of March 31, 2023 and December 31, 2022, respectively.

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March  31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were none Class A ordinary shares issued and outstanding, excluding 6,000,053 shares and 21,308,813 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. At March 31, 2023 and December 31, 2022, there were 5,327,203 Class B ordinary shares issued and outstanding. On March 10, 2021, the underwriters partially exercised the over-allotment option to purchase 1,308,813 Units. As a result, 422,797 Founder Shares were forfeited on April 19, 2021.

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

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below or in these unaudited condensed financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on the Form 10-Q (the “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our recently announced proposed business combination with Carbon Revolution, includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to select an appropriate target business or businesses;
•	our ability to complete our initial business combination, including our recently announced proposed business combination with Carbon Revolution;
•	our expectations around the performance of a prospective target business or businesses;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
•	our potential ability to obtain additional financing to complete our initial business combination;
•	our pool of prospective target businesses;
•	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;
•	the ability of our officers and directors to generate a number of potential business combination opportunities;
•	our public securities’ potential liquidity and trading;
•	the lack of a market for our securities;
•	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;
•	the Trust Account not being subject to claims of third parties;
•	our financial performance following our IPO; or
•	the other risks and uncertainties discussed in “Risk Factors” and our other reports filed with the SEC, including our Form 10-K/A.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurances that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in our Form 10-K/A. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

We intend to effectuate our initial Business Combination using cash from the proceeds of our IPO and the private placement of the Private Placement Warrants, the proceeds of the sale of our shares in connection with our initial Business Combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of our IPO or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources.

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

Results of Operations

Our entire activity since inception up to March 31, 2023 relates to our formation, our initial public offering and, since the closing of our initial public offering, a search for a business combination candidate. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended March 31, 2023, we had net loss of $123,182, which was comprised of change in fair value of warrants of $495,727, fair value of commitment fee shares of $2,810 and operating costs of $1,480,858, offset by and trust interest income of $1,856,213.

For the three months ended March 31, 2022, we had net income of $3,967,813, which was comprised of change in fair value of warrants of $4,165,857, and trust interest income of $5,256, offset by operating costs of $203,300.

Going Concern and Liquidity

As of March 31, 2023, the Company had approximately $263,000 in its operating bank account and working capital deficit of approximately $5.3 million.

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

We have until June 8, 2023 to consummate an initial Business Combination. It is uncertain that we will be able to consummate an initial Business Combination by June 8, 2023. If an initial Business Combination is not consummated by the liquidation date, there will be a mandatory liquidation and subsequent dissolution. Additionally, it is uncertain that we will have sufficient liquidity to fund our working capital needs through June 8, 2023, or through twelve months from the issuance of these financial statements. Management has determined that the liquidity condition and mandatory liquidation, should an initial Business Combination not occur, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after June 8, 2023.

On March 10, 2023, the Company issued the Promissory Note to Carbon Revolution. The Promissory Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Promissory Note will be deposited in the Trust Account. As of March 31, 2023, there was $480,000 outstanding under the Promissory Note.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

Ordinary Shares Subject to Possible Redemption

All of the 21,308,813 Class A ordinary shares sold as part of the Units in our IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares has been classified outside of permanent equity.

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

Net Income Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 12,210,780 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three months ended March 31, 2023 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Commitment Fee Shares Liability

In connection with the CEF, the Company agreed to issue Yorkville 15,000 of the Company’s ordinary shares upon consummation of the initial business combination. The Company recorded the fair value of the commitment fee shares liability on the balance sheets and the related expense on its condensed statements of operations. The initial fair value of the commitment fee shares liability was estimated using a discounted cash flow model.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023 (the “Evaluation Date”). Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2023 due to the material weakness identified for the year ended December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Certain purported shareholders of the Company sent demand letters alleging deficiencies and/or omissions in the Registration Statement on Form F-4, filed by Carbon Revolution with the SEC initially on February 27, 2023 (as may be further amended). The Demands seek additional disclosures to remedy these purported deficiencies. The Company believes that the allegations in the Demands are meritless.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider our risk factors from those disclosed under “Item 1A. Risk Factors” included in our Form 10-K/A. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Form 10-K/A. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

* Filed herewith.
** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 2023	Twin Ridge Capital Acquisition Corp.

	By:	/s/ William P. Russell, Jr.
	Name:	William P. Russell, Jr.
	Title:	Co-Chief Executive Officer and Chief Financial Officer