Form 10-Q
period 2023-06-30
Twin Ridge Capital Acquisition Corp.
filed 2023-08-17
CIK 1840353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 16, 2023, 6,266,645 Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), and 5,327,203 Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares”), were issued and outstanding.

TWIN RIDGE CAPITAL ACQUISITION CORP.
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

TWIN RIDGE CAPITAL ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash	$130,317	$1,032,620
Prepaid expenses	119,819	74,994
Due from related party, net	—	12,526
Total current assets	250,136	1,120,140
Marketable securities held in Trust Account	65,779,144	216,069,362
Total Assets	$66,029,280	$217,189,502

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$5,832,055	$4,427,004
Due to related party, net	1,162	—
Promissory note - related party	640,000	—
Total current liabilities	6,473,217	4,427,004
Warrant liability	684,143	376,312
Commitment fee shares liability	157,173	147,469
Total Liabilities	7,314,533	4,950,785

Commitments
Class A ordinary shares subject to possible redemption, 6,266,645 shares and 21,308,813 shares at redemption value of approximately $10.50 and $10.14 at June 30, 2023 and December 31, 2022, respectively	65,779,144	216,069,362

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none shares issued and outstanding (excluding 6,266,645 and 21,308,813 shares subject to possible redemption at June 30, 2023 and December 31, 2022, respectively)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,327,203 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	533	533
Additional paid-in capital	2,058,824	5,336,153
Accumulated deficit	(9,123,754)	(9,167,331)
Total Shareholders’ Deficit	(7,064,397)	(3,830,645)

Total Liabilities and Shareholders’ Deficit	$66,029,280	$217,189,502

The accompanying notes are an integral part of the unaudited condensed financial statements.

TWIN RIDGE CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Formation and operating costs	$795,409	$232,494	$2,276,267	$435,794
Loss from operations	(795,409)	(232,494)	(2,276,267)	(435,794)

Other income (expense):
Change in fair value of commitment fee shares	(6,894)	—	(9,704)	—
Change in fair value of warrant liabilities	187,896	1,967,243	(307,831)	6,133,100
Trust interest income	781,166	227,211	2,637,379	232,467
Total other income, net	962,168	2,194,454	2,319,844	6,365,567

Net income	$166,759	$1,961,960	$43,577	$5,929,773
Basic and diluted weighted average shares outstanding, ordinary shares subject to redemption	6,266,645	21,308,813	12,000,952	21,308,813
Basic and diluted net income per share	$0.01	$0.07	$0.00	$0.22
Basic and diluted weighted average shares outstanding, ordinary shares	5,327,203	5,327,203	5,327,203	5,327,203
Basic and diluted net income per share	$0.01	$0.07	$0.00	$0.22

The accompanying notes are an integral part of the unaudited condensed financial statements.

TWIN RIDGE CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

 FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – December 31, 2022	—	$—	5,327,203	$533	$5,336,153	$(9,167,331)	$(3,830,645)

Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	(2,336,163)	—	(2,336,163)

Net loss	—	—	—	—	—	(123,182)	(123,182)

Balance – March 31, 2023 (Unaudited)	—	—	5,327,203	533	2,999,990	(9,290,513)	(6,289,990)

Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	(941,166)	—	(941,166)

Net income	—	—	—	—	—	166,759	166,759

Balance – June 30, 2023 (Unaudited)	—	$—	5,327,203	$533	$2,058,824	$(9,123,754)	$(7,064,397)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – December 31, 2021	—	$—	5,327,203	$533	$—	$(14,283,016)	$(14,282,483)

Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(5,256)	(5,256)

Net income	—	—	—	—	—	3,967,813	3,967,813

Balance – March 31, 2022 (Unaudited)	—	—	5,327,203	533	—	(10,320,459)	(10,319,926)

Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(227,211)	(227,211)

Net income	—	—	—	—	—	1,961,960	1,961,960

Balance – June 30, 2022 (Unaudited)	—	$—	5,327,203	$533	$—	$(8,585,710)	$(8,585,177)

The accompanying notes are an integral part of the unaudited condensed financial statements.

TWIN RIDGE CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2023	2022

Cash Flows from Operating Activities:
Net income	$43,577	$5,929,773
Adjustments to reconcile net income to net cash used in operating activities:
Trust interest income	(2,637,379)	(232,467)
Change in fair value of warrant liabilities	307,831	(6,133,100)
Change in fair value of commitment fee shares	9,704	—
Changes in current assets and liabilities:
Prepaid expenses	(44,825)	105,467
Accounts payable	1,405,051	(128,645)
Due from related party	12,526	(1,209)
Due to related party	1,162	(222)
Net cash used in operating activities	(902,353)	(460,403)

Cash Flows from Investing Activities:
Principal deposited into Trust Account	(640,000)	—
Cash withdrawn from trust in connection with redemption	153,567,597	—
Net cash provided by investing activities	152,927,597	—

Cash Flows from Financing Activities:
Redemption of Class A Shares	(153,567,547)	—
Proceeds from issuance of promissory note to related party	640,000	—
Net cash used in financing activities	(152,927,547)	—

Net Change in Cash	(902,303)	(460,403)
Cash – Beginning	1,032,620	1,714,922
Cash – Ending	$130,317	$1,254,519

Non-Cash Investing and Financing Activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$3,277,329	$232,467

The accompanying notes are an integral part of the unaudited condensed financial statements.

TWIN RIDGE CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION AND BUSINESS OPERATIONS

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from January 7, 2021 (inception) through June 30, 2023 relates to the Company’s formation and our initial public offering (“IPO”) described below, and, since the closing of the IPO on March 8, 2021, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liabilities and other financial instruments as other income (expense).

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

If the Company has not consummated an initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors (the “Board”), liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Proposed Carbon Revolution Business Combination

Business Combination Agreement and Scheme Implementation Deed

On November 29, 2022, the Company, Carbon Revolution Limited, an Australian public company with Australian Company Number 128 274 653 listed on the Australian Securities Exchange (“Carbon Revolution”), Carbon Revolution Public Limited Company (formerly known as Poppetell Limited), a public limited company incorporated in Ireland with registered number 607450 (“MergeCo”), and Poppettell Merger Sub, a Cayman Islands exempted company and wholly-owned subsidiary of MergeCo (“Merger Sub” and, together with SPAC, the Company and MergeCo, collectively, the “Parties” and each a “Party”), entered into a business combination agreement (as it may be amended or supplemented from time to time, the “Business Combination Agreement”), and on November 30, 2022, Carbon Revolution, the Company and MergeCo entered into a Scheme Implementation Deed (as it may be amended or supplemented from time to time, the “Scheme Implementation Deed”).

Under the Scheme Implementation Deed, Carbon Revolution has agreed to propose a scheme of arrangement under Part 5.1 of the Corporations Act 2001 (Cth) (the “Corporations Act”) subject to any alterations or conditions made or required by the  Federal Court of Australia or such other court of competent jurisdiction under the Corporations Act agreed to in writing by the Company and Carbon Revolution under subsection 411(6) of the Corporations Act and agreed to in writing by Carbon Revolution, the Company and MergeCo (the “Scheme”) and a capital reduction under Part 2J.1 of the Corporations Act 2001 (Cth) which, if implemented, will result in all shares of Carbon Revolution being cancelled in return for consideration, with Carbon Revolution issuing a share to MergeCo (resulting in Carbon Revolution becoming a wholly-owned subsidiary of MergeCo) and MergeCo issuing shares to the shareholders of Carbon Revolution, subject to approval from Carbon Revolution’s shareholders, approval of the Federal Court of Australia and the satisfaction of various other conditions (a full list of the conditions is set out in the Scheme Implementation Deed).

The Business Combination Agreement provides for the business combination, pursuant to which, among other things, the Company shall be merged with and into MergerSub, with Merger Sub surviving as a wholly-owned subsidiary of MergeCo (the “Merger”), subject to, among other things, the approval of the Company’s shareholders.

The transactions contemplated by the Business Combination Agreement and the Scheme Implementation Deed (the “Transactions”) will be consummated subject to the deliverables and provisions as further described in the Business Combination Agreement.

Upon implementation of the Scheme, the Carbon Revolution non-executive directors will be appointed to  MergeCo's board of directors (Jake Dingle is already on  MergeCo's board of directors), as will four additional independent non-executive directors identified by Carbon Revolution's board of directors and the Company who will bring significant additional expertise to MergeCo's board of directors. The Company agreed not to exercise its right to appoint two additional directors under the Scheme Implementation Deed on the basis that offers were made to each of these additional independent non-executive directors and any two of these four additional independent non-executive directors agreed to join MergeCo's board of directors. Ronan Donohoe and Rolando Ebuna are expected to resign upon implementation of the Scheme.

Related Agreements

Letter Agreement

On June 12, 2023, the Company, Carbon Revolution, MergeCo and Merger Sub entered into a letter agreement (the “Letter Agreement”), pursuant to which Carbon Revolution agreed to be responsible for reasonable costs, fees, disbursements and other expenses incurred by or on behalf of the Company in the ordinary course of business, including costs, fees, disbursements and expenses relating to performing under, complying with and consummating the Transactions (as defined in the Business Combination Agreement) from the time the Company no longer has sufficient funds to satisfy such expenses until the closing of the Business Combination with Carbon Revolution. Additionally, the Letter Agreement extended the End Date (as defined in the Scheme Implementation Deed) to October 31, 2023.

Sponsor Side Letter

Concurrently with the execution of the Business Combination Agreement and the Scheme Implementation Deed, the Sponsor, Twin Ridge Capital Sponsor Subsidiary Holdings LLC (“TRCA Subsidiary”), Alison Burns (“Burns”), Paul Henrys (“Henrys”) and Gary Pilnick (“Pilnick” together with Burns and Henrys, the “Independent Directors”) and Dale Morrison (“Morrison”), Sanjay K. Morey (“Morey”) and William P. Russell, Jr. (“Russell”, and together with Morrison and Morey, the “Other Insiders”, and together with Sponsor, TRCA Subsidiary and the Independent Directors, the “Sponsor Parties”), the Company, Carbon Revolution and MergeCo entered into a Sponsor Side Letter (the “Sponsor Side Letter”), pursuant to which the Sponsor Parties have agreed to take, or not take, certain actions during the period between the execution of the Sponsor Side Letter and the consummation of the Merger, including, (i) to vote any ordinary shares of the Company owned by such Sponsor Party (all such shares, the “Covered Shares”) in favor of the Merger and the Scheme and other related proposals at the shareholders’ meeting of the Company, and any other special meeting of the Company’s shareholders called for the purpose of soliciting stockholder approval in connection with the consummation of the Merger and the Scheme, (ii) to waive the anti-dilution rights or similar protections with respect to the Class B ordinary shares owned by such party as set forth in the governing documents of the Company, or otherwise, and (iii) not to redeem any Covered Shares (as defined in the Sponsor Side Letter) owned by such Sponsor Party.

Pursuant to the Sponsor Side Letter, Sponsor has also agreed that, immediately prior to the consummation of the Merger, and conditioned upon the consummation of the Merger, 327,203 of the 5,267,203 Class B ordinary shares beneficially owned by Sponsor shall be automatically forfeited and surrendered to the Company for no additional consideration.

Standby Equity Purchase Agreement

Concurrently with the parties entering into the Business Combination Agreement and Scheme Implementation Deed, the Company entered into a Standby Equity Purchase Agreement (the “CEF”) with YA II PN, Ltd. (“Yorkville”) pursuant to which, subject to the consummation of the Transactions, MergeCo has the option, but not the obligation, to issue, and Yorkville shall subscribe for, an aggregate amount of up to $60 million of ordinary shares of MergeCo (“MergeCo Ordinary Shares”) at the time of MergeCo’s choosing during the term of the agreement, subject to certain limitations, including caps on exchanges, issuances and subscriptions based on trading volumes. Each advance under the CEF (an “Advance”) may be in an amount of MergeCo Ordinary Shares up to the greater of $10 million or the aggregate daily trading volume of MergeCo Ordinary Shares in the five trading days prior to MergeCo requesting an Advance. The purchase price for an Advance is determined at the option of MergeCo and is either (a) 95% of the average daily VWAP (as defined below) during the applicable one-day pricing period or (b) 97% of the lowest daily VWAP during the applicable three consecutive trading day pricing period. “VWAP” means, for any trading day, the daily volume weighted average price of MergeCo Ordinary Shares for such date on the securities listing exchange that the MergeCo Ordinary Shares are trading as of such date during regular trading hours as reported by Bloomberg L.P. The CEF will continue for a term of three years commencing from the sixth trading day following the closing of the Business Combination with Carbon Revolution, unless prior terminated pursuant to its terms.

Extension Meeting

On March 6, 2023, the Company held an extraordinary general meeting of shareholders (the “Extension Meeting”) to amend its amended and restated memorandum and articles of association to extend the date by which it has to consummate an initial Business Combination to September 8, 2023 (or March 8, 2024, if applicable under the Amended and Restated Articles of Association). Carbon Revolution or the Sponsor (or one or more of their affiliates, members or third-party designees) will deposit $160,000 into the Trust Account for each such monthly extension, for an aggregate deposit of up to $1,440,000 (if all nine additional monthly extensions are exercised), in exchange for a non-interest bearing, unsecured promissory note issued by the Company to Carbon Revolution. As of June 30, 2023, $640,000 has been deposited into the Trust Account. As of the issuance date of these financial statements, an aggregate amount of $960,000 has been deposited into the Trust Account.

On March 10, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $1,500,000 (the “Promissory Note”) to Carbon Revolution. The Promissory Note does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Promissory Note will be deposited in the Trust Account. As of June 30, 2023, there was $640,000 outstanding under the Promissory Note. Subsequent to the six-month period ended June 30, 2023 and as of the issuance date of these financial statements, the Company has drawn an additional $320,000 under the Promissory Note for two monthly extensions through September 8, 2023.

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

Going Concern and Liquidity

As of June 30, 2023, the Company had approximately $130,000 in its operating bank account and working capital deficit of approximately $6.2 million.

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

The Company has until September 8, 2023 (or March 8, 2024, if applicable under the Amended and Restated Articles of Association) to consummate an initial Business Combination. It is uncertain that the Company will be able to consummate an initial Business Combination by September 8, 2023 (or March 8, 2024, if applicable under the Amended and Restated Articles of Association). If an initial Business Combination is not consummated by the liquidation date, there will be a mandatory liquidation and subsequent dissolution. Additionally, it is uncertain that we will have sufficient liquidity to fund the working capital needs of the Company through September 8, 2023, or through twelve months from the issuance of these financial statements. Management has determined that the liquidity condition and mandatory liquidation, should an initial Business Combination not occur, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after September 8, 2023.

Risks and Uncertainties

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

The Company is exposed to volatility in the banking market. At various times, we could have deposits with certain U.S. banks in excess of the maximum amounts insured by the U.S. Federal Deposit Insurance Corporation (“FDIC”). On March 10, 2023, Silicon Valley Bank became insolvent. State regulators closed the bank and the FDIC was appointed as its receiver. The Company did not hold any deposits with Silicon Valley Bank as of June 30, 2023 and December 31, 2022. On May 1, 2023, First Republic Bank was forced to close and JPMorgan Chase Bank assumed all of the deposits and assets of First Republic Bank. The Company held assets in First Republic Bank, however due to FDIC limits had little exposure to losses at June 30, 2023. The Company has not experienced any losses due to these bank failures.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2023 is not necessarily indicative of the results that may be expected through December 31, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023, and December 31, 2022.

Marketable Securities Held in Trust Account

At June 30, 2023, the investment in the Trust Account was held in a demand deposit account. At December 31, 2022, the assets held in the Trust Account were held in money market funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income in the accompanying statements of operations. The estimated fair value of investments held in Trust Account are determined using available market information.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses, and due to related party are estimated to approximate the carrying values as of June 30, 2023 and December 31, 2022 due to the short maturities of such instruments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2023, and December 31, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

As of June 30, 2023, and December 31, 2022, the Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Class A ordinary shares subject to possible redemption - December 31, 2021	$213,101,191
Plus:
Accretion of carrying value to redemption value	2,968,171
Class A ordinary shares subject to possible redemption - December 31, 2022	216,069,362
Less:
Redemption of Class A Ordinary Shares	(153,567,547)
Plus:
Remeasurement of Class A ordinary shares to redemption value	3,277,329
Class A ordinary shares subject to possible redemption – June 30, 2023	$65,779,144

Net Income Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The warrants are excerciseable to purchase 12,210,780 Class A ordinary shares in the aggregate. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$90,136	$76,623	$1,569,568	$392,392

Denominator:
Weighted-average shares outstanding	6,266,645	5,327,203	21,308,813	5,327,203
Basic and diluted net income per share	$0.01	$0.01	$0.07	$0.07

	For the Six Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$30,180	$13,397	$4,743,818	$1,185,955

Denominator:
Weighted-average shares outstanding	12,000,952	5,327,203	21,308,813	5,327,203
Basic and diluted net income per share	$0.00	$0.00	$0.22	$0.22

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

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Class A ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statement of operations. The initial fair value of the Private Placement Warrants and Public Warrants were estimated using a Monte Carlo simulation (see Note 6).

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2023, and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2023, and December 31, 2022, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

In February 2021, the Sponsor transferred its interests representing a total of 60,000 Class B ordinary shares of the Company to three independent directors of the Company for per share consideration equal to the amount paid by the Sponsor to the Company for each Founder Share. Pursuant to the terms of the agreements governing these transfers, if the transferee ceases to serve as a director of the Company prior to the completion of the Company’s initial Business Combination, the Sponsor has the option to repurchase the Founder Shares from such transferee for the same per share consideration paid by the transferee for the initial transfer. The Sponsor’s option to repurchase the Founder Shares shall expire upon the consummation of the Company’s initial Business Combination. The sale of the Founder Shares to the Company’s directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the shares sold to the Company’s directors was $300,490 or approximately $5.01 per share. The Founder Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence. As of June 30, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no share-based compensation expense has been recognized. Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of the Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

Advisory Agreement and Transfer of Founder Shares

On October 28, 2022, the Company and the Sponsor entered into a letter agreement with DDGN Advisors, LLC (the “Advisor”), pursuant to which the Advisor agreed to provide certain advisory, diligence and other similar services to the Company and the Sponsor in connection with the potential initial Business Combination between the Company and Carbon Revolution. As consideration for the Advisor’s performance of such services, the Sponsor agreed to transfer 3,350,000 of the Company’s Class B ordinary shares beneficially owned by the Sponsor to the Advisor at the closing of the Business Combination. The transfer of the Founder Shares to the Advisor is in the scope of ASC 718 whereby share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 3,350,000 shares to be transferred upon the consummation of the Company’s initial Business Combination is $16,386,643 or $4.89 per share. As of November 18, 2022, such shares were held by TRCA Subsidiary, an entity that is controlled by the Sponsor, and would revert to the Sponsor if the Business Combination with Carbon Revolution is not completed.

Due (to)/from Related Parties

The balance of ($1,162) as of June 30, 2023 represents operating expenses paid by an officer of the Company and the balance of $12,526 as of December 31, 2022 represents $12,973 of taxes paid by the Company, on behalf of the Sponsor, net of $447 in operating expenses paid by the Sponsor on behalf of the Company.

Promissory Note — Related Party

On March 10, 2023, the Company issued the Promissory Note to Carbon Revolution. The Promissory Note does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Promissory Note will be deposited in the Company’s Trust Account. As of June 30, 2023, there was $640,000 outstanding under the Promissory Note. Subsequent to the six-month period ended June 30, 2023 and as of the issuance date of these financial statements, the Company has drawn an additional $320,000 under the Promissory Note for two monthly extensions through September 8, 2023.

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. As of June 30, 2023, and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the date that the Company’s securities are first listed on the New York Stock Exchange, the Company will reimburse the Sponsor or an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the management team, in the amount of $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For each of the three and six months ended June 30, 2023 and June 30, 2022, respectively, the Company incurred and paid $30,000 and $60,000 for the three and six months ended for these services.

NOTE 6.	FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$65,779,144	$65,779,144	$—	$—
	$65,779,144	$65,779,144	$—	$—

Liabilities:
Warrant Liability –Public Warrants	$388,530	$—	$388,530	$—
Warrant Liability – Private Placement Warrants	295,613	—	—	295,613
Commitment fee shares liability	157,173	—	—	157,173
	$841,416	$—	$388,530	$452,786

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$216,069,362	$216,069,362	$—	$—
	$216,069,362	$216,069,362	$—	$—

Liabilities:
Warrant Liability – Public Warrants	$213,799	$213,799	$—	$—
Warrant Liability – Private Placement Warrants	162,513	—	—	162,513
Commitment fee shares liability	147,469	—	—	147,469
	$523,781	$213,799	$—	$309,982

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and six months ended June 30, 2023 or the year ended December 31, 2022.

Public Warrants

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants.

The subsequent measurement of the Public Warrants at June 30, 2023 are classified as Level 2 due to the use of an observable marked quote in an inactive market. The subsequent measurement of the Public Warrants at December 31, 2022 are classified as Level 1 due to the use of an observable market quote in an active market. As of June 30, 2023 and December 31, 2022, the aggregate value of Public Warrants was $388,530 and $213,799, respectively.

The estimated fair value of the Private Placement Warrants on June 30, 2023 and December 31, 2022 is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a Business Combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different. The methodology of the expected term is a weighted average based on the likelihood of a successful Business Combination.

The key inputs into the Monte Carlo simulation model for the warrant liability were as follows:

Input	June 30, 2023	December 31, 2022
Expected term (years) (1)	1.04	5.18
Expected volatility	2.8%	9.30%
Risk-free interest rate	5.38%	4.75%
Fair value of the ordinary share price	$10.70	$10.09

(1)	Decrease from December 31, 2022 to June 30, 2023, is due to the expected term of the Business Combination on a weighted probability on a successful Business Combination.

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the three and six months ended June 30, 2023 and 2022:

June 30, 2023
Fair value as of January 1, 2023	$162,513
Revaluation of warrant liability included in other income within the statements of operations	211,610
Fair value as of March 31, 2023	374,123
Revaluation of warrant liability included in other income within the statements of operations	(78,510)
Fair value as of June 30, 2023	$295,613

June 30, 2022
Fair value as of January 1, 2022	$3,102,551
Revaluation of warrant liability included in other income within the statements of operations	(1,757,961)
Fair value as of March 31, 2022	1,344,590
Revaluation of warrant liability included in other income within the statements of operations	(823,670)
Fair value as of June 30, 2022	$520,920

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

The key inputs into the present value model for the commitment fee shares liability were as follows:

Input	November 28, 2022 (Initial Measurement)	December 31, 2022	June 30, 2023
Expected term (years)	0.41	0.20	0.39
Risk-free interest rate	4.61%	4.34%	5.45%
Fair value of the ordinary share price	$10.02	$10.090	$10.70

As of June 30, 2023 and December 31, 2022, the fair value of the commitment fee shares liability was $157,173 and $147,469, respectively, and is reflected on the Company’s balance sheets with the corresponding expense charged to other income (expense).

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

On November 15, 2022, the Company and underwriters executed a waiver letter confirming the underwriters’ resignation and waiver of their entitlement to the payment of deferred underwriting discount under the terms of the underwriting agreement. As a result, the Company recognized $323,385 of other income attributable to derecognition of deferred underwriting fee allocated to offering costs and $7,134,700 was recorded to additional paid-in capital in relation to the waiver of the deferred underwriting discount in the accompanying condensed financial statements. As of June 30, 2023 and December 31, 2022, the deferred underwriting fee payable is $0.

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

During the year ended December 31, 2022, the Company entered into a contingent fee agreement with a service provider whereby the conditions for payment were met prior to December 31, 2022. The aggregate fees are $525,000 and is included in accounts payable on the in the Company’s balance sheets as of June 30, 2023 and December 31, 2022, respectively.

NOTE 8.	SHAREHOLDERS’ DEFICIT

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were none Class A ordinary shares issued and outstanding, excluding 6,266,645 shares and 21,308,813 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. At June 30, 2023 and December 31, 2022, there were 5,327,203 Class B ordinary shares issued and outstanding. On March 10, 2021, the underwriters partially exercised the over-allotment option to purchase 1,308,813 Units. As a result, 422,797 Founder Shares were forfeited on April 19, 2021.

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

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as disclosed below or in these unaudited condensed financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On June 30, 2023, the extension committee appointed by the Board (the “Extension Committee”) approved an extension of the period of time for the Company to consummate a Business Combination (the “Extension Period”) to August 8, 2023 and subsequently drew an additional $160,000 pursuant to the Promissory Note, which was deposited into the Trust Account. On August 7, 2023, the Extension Committee approved an extension of the Extension Period to September 8, 2023 and subsequently drew an additional $160,000 pursuant to the Promissory Note, which was deposited into the Trust Account. As of August 8, 2023, there was $960,000 outstanding under the Promissory Note.

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

Recent Developments

On November 29, 2022, the Company, Carbon Revolution MergeCo and Merger Sub, entered into the Business Combination Agreement, and on November 30, 2022, Carbon Revolution, the Company and MergeCo entered into the Scheme Implementation Deed. The Business Combination Agreement and the Scheme Implementation Deed contain customary representations, warranties, and covenants by the parties thereto and the closing is subject to certain conditions as further described therein.

Results of Operations

Our entire activity since inception up to June 30, 2023 relates to our formation, our initial public offering and, since the closing of our initial public offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2023, we had net income of $166,759, which was comprised of change in fair value of warrants of $187,896 and trust interest income of $781,166, offset by operating costs of $795,409 and change in fair value of commitment fee shares of $6,894.

For the three months ended June 30, 2022, we had net income of $1,961,960, which was comprised of change in fair value of warrants of $1,967,243, and trust interest income of $227,211, offset by operating costs of $232,494.

For the six months ended June 30, 2023, we had net income of $43,577, which was comprised of trust interest income of $2,637,379, offset by change in fair value of warrants of $307,831, operating costs of $2,276,267 and change in fair value of commitment fee shares of $9,704.

For the six months ended June 30, 2022, we had net income of $5,929,773, which was comprised of change in fair value of warrants of $6,133,100, and trust interest income of $232,467, offset by operating costs of $435,794.

Going Concern and Liquidity

As of June 30, 2023, the Company had approximately $130,000 in its operating bank account and working capital deficit of approximately $6.2 million.

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

We have until September 8, 2023 to consummate an initial Business Combination. It is uncertain that we will be able to consummate an initial Business Combination by September 8, 2023. If an initial Business Combination is not consummated by the liquidation date, there will be a mandatory liquidation and subsequent dissolution. Additionally, it is uncertain that we will have sufficient liquidity to fund our working capital needs through September 8, 2023, or through twelve months from the issuance of these financial statements. Management has determined that the liquidity condition and mandatory liquidation, should an initial Business Combination not occur, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after September 8, 2023.

On March 10, 2023, the Company issued the Promissory Note to Carbon Revolution. The Promissory Note does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Promissory Note will be deposited in the Trust Account. As of June 30, 2023, there was $640,000 outstanding under the Promissory Note. Subsequent to the six-month ended period June 30, 2023 and as of the issuance date of these financial statements, the Company has drawn an additional $320,000 under the Promissory Note for two monthly extensions through September 8, 2023.

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

Net Income Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 12,210,780 potential Class A ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and six months ended June 30, 2023 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Class A ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statement of operations. The initial fair value of the Private Placement Warrants and Public Warrants were estimated using a discounted cash flow model.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023 (the “Evaluation Date”). Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2023 due to the material weakness identified for the year ended December 31, 2022.

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

Date: August 16, 2023	Twin Ridge Capital Acquisition Corp.

	By:	/s/ William P. Russell, Jr.
	Name:	William P. Russell, Jr.
	Title:	Co-Chief Executive Officer and Chief Financial Officer