Form 10-Q
period 2023-09-30
Twin Ridge Capital Acquisition Corp.
filed 2023-11-20
CIK 1840353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, $0.0001 par value, and one-third of one redeemable warrant	TRCA.U*	New York Stock Exchange
Class A Ordinary Shares included as part of the units	TRCA*	New York Stock Exchange
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	TRCA WS*	New York Stock Exchange

*Delisted pursuant to the Form 25 filed by The New York Stock Exchange on November 3, 2023.

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

As of November 2, 2023, immediately prior to being merged out of existence, 6,266,645 Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), and 5,327,203 Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares”), were issued and outstanding.

TWIN RIDGE CAPITAL ACQUISITION CORP.
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

TWIN RIDGE CAPITAL ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash	$51,480	$1,032,620
Prepaid expenses	34,733	74,994
Due from related party, net	—	12,526
Total current assets	86,213	1,120,140
Marketable securities held in Trust Account	67,119,490	216,069,362
Total Assets	$67,205,703	$217,189,502

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$8,962,308	$4,427,004
Due to related party, net	1,162	—
Promissory note - related party	1,120,000	—
Total current liabilities	10,083,470	4,427,004
Warrant liability	931,409	376,312
Commitment fee shares liability	151,049	147,469
Total Liabilities	11,165,928	4,950,785

Commitments
Class A ordinary shares subject to possible redemption, 6,266,645 shares and 21,308,813 shares at redemption value of approximately $10.71 and $10.14 at September 30, 2023 and December 31, 2022, respectively	67,119,490	216,069,362

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 6,266,645 and 21,308,813 shares subject to possible redemption at September 30, 2023 and December 31, 2022, respectively)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,327,203 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	533	533
Additional paid-in capital	718,478	5,336,153
Accumulated deficit	(11,798,726)	(9,167,331)
Total Shareholders’ Deficit	(11,079,715)	(3,830,645)

Total Liabilities and Shareholders’ Deficit	$67,205,703	$217,189,502

The accompanying notes are an integral part of the unaudited condensed financial statements.

TWIN RIDGE CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Formation and operating costs	$3,294,176	$196,135	$5,570,443	$631,929
Loss from operations	(3,294,176)	(196,135)	(5,570,443)	(631,929)

Other income:
Change in fair value of commitment fee shares	6,124	—	(3,580)	—
Change in fair value of warrant liabilities	(247,266)	489,003	(555,097)	6,622,103
Trust interest income	860,346	937,158	3,497,725	1,169,625
Total other income, net	619,204	1,426,161	2,939,048	7,791,728

Net (loss) income	$(2,674,972)	$1,230,026	$(2,631,395)	$7,159,799
Basic and diluted weighted average shares outstanding, ordinary shares subject to redemption	6,266,645	21,308,813	10,068,512	21,308,813
Basic and diluted net (loss) income per share	$(0.23)	$0.05	$(0.17)	$0.27
Basic and diluted weighted average shares outstanding, ordinary shares	5,327,203	5,327,203	5,327,203	5,327,203
Basic and diluted net (loss) income per share	$(0.23)	$0.05	$(0.17)	$0.27

The accompanying notes are an integral part of the unaudited condensed financial statements.

TWIN RIDGE CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – December 31, 2022	—	$—	5,327,203	$533	$5,336,153	$(9,167,331)	$(3,830,645)

Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	(2,336,163)	—	(2,336,163)

Net loss	—	—	—	—	—	(123,182)	(123,182)

Balance – March 31, 2023 (Unaudited)	—	—	5,327,203	533	2,999,990	(9,290,513)	(6,289,990)

Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	(941,166)	—	(941,166)

Net income	—	—	—	—	—	166,759	166,759

Balance – June 30, 2023 (Unaudited)	—	—	5,327,203	533	2,058,824	(9,123,754)	(7,064,397)

Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	(1,340,346)	—	(1,340,346)

Net loss	—	—	—	—	—	(2,674,972)	(2,674,972)

Balance – September 30, 2023 (Unaudited)	—	$—	5,327,203	$533	$718,478	$(11,798,726)	$(11,079,715)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – December 31, 2021	—	$—	5,327,203	$533	$—	$(14,283,016)	$(14,282,483)

Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(5,256)	(5,256)

Net income	—	—	—	—	—	3,967,813	3,967,813

Balance – March 31, 2022 (Unaudited)	—	—	5,327,203	533	—	(10,320,459)	(10,319,926)

Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(227,211)	(227,211)

Net income	—	—	—	—	—	1,961,960	1,961,960

Balance – June 30, 2022 (Unaudited)	—	—	5,327,203	533	—	(8,585,710)	(8,585,177)

Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(937,158)	(937,158)

Net income	—	—	—	—	—	1,230,026	1,230,026

Balance – September 30, 2022 (Unaudited)	—	$—	5,327,203	$533	$—	$(8,292,842)	$(8,292,309)

The accompanying notes are an integral part of the unaudited condensed financial statements.

TWIN RIDGE CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2023	2022

Cash Flows from Operating Activities:
Net (loss) income	$(2,631,395)	$7,159,799
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Trust interest income	(3,497,725)	(1,169,625)
Change in fair value of warrant liabilities	555,097	(6,622,103)
Change in fair value of commitment fee shares	3,580	—
Changes in current assets and liabilities:
Prepaid expenses	40,261	214,083
Accounts payable	4,535,304	(101,708)
Due from related party	12,526	(1,984)
Due to related party	1,162	(222)
Net cash used in operating activities	(981,190)	(521,760)

Cash Flows from Investing Activities:
Principal deposited into Trust Account	(1,120,000)	—
Cash withdrawn from trust in connection with redemption	153,567,597	—
Net cash provided by investing activities	152,447,597	—

Cash Flows from Financing Activities:
Redemption of Class A Shares	(153,567,547)	—
Proceeds from issuance of promissory note to related party	1,120,000	—
Net cash used in financing activities	(152,447,547)	—

Net Change in Cash	(981,140)	(521,760)
Cash – Beginning	1,032,620	1,714,922
Cash – Ending	$51,480	$1,193,162

Non-Cash Investing and Financing Activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$4,617,675	$1,169,625

The accompanying notes are an integral part of the unaudited condensed financial statements.

TWIN RIDGE CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

Twin Ridge Capital Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on January 7, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities (an “Initial Business Combination”). The Company will not be limited to a particular industry or geographic region in its identification and acquisition of a target company. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company has selected December 31 as its fiscal year end.

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from January 7, 2021 (inception) through September 30, 2023 relates to the Company’s formation and our initial public offering (“IPO”) described below, and, since the closing of the IPO on March 8, 2021, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liabilities and other financial instruments as other income (expense).

The Company’s sponsor is Twin Ridge Capital Sponsor, LLC, a Delaware limited liability company (the “Sponsor”).

Business Combination

On November 3, 2023 (the “Closing Date”), the Company, Carbon Revolution Public Limited Company (formerly known as Poppetell Limited), a public limited company incorporated in Ireland with registered number 607450 (“MergeCo”), Carbon Revolution Limited, an Australian public company with Australian Company Number (ACN) 128 274 653 listed on the Australian Securities Exchange (“Carbon Revolution”) and Poppettell Merger Sub, a Cayman Islands exempted company and wholly-owned subsidiary of MergerCo (“MergerSub” and, together with the Company, MergeCo and Carbon Revolution, the “Parties”), consummated the business combination pursuant to the terms of a Business Combination Agreement (defined below), dated November 29, 2022, as amended or supplemented from time to time, pursuant to which, among other things, the Company merged with and into MergerSub, with MergerSub surviving as a wholly-owned subsidiary of MergeCo, with shareholders of the Company receiving Carbon Revolution Ordinary Shares (defined below), in exchange for their existing ordinary shares of the Company and existing warrant holders of the Company having their warrants automatically exchanged by assumption by MergeCo of the obligations under such warrants, including to become exercisable for one-tenth of a Carbon Revolution Ordinary Share instead of ordinary share of the Company, in proportion to the exchange ratio of one Carbon Revolution Ordinary Share for every ten ordinary shares of the Company (the “Business Combination”). In addition, the Company, Carbon Revolution and MergeCo implemented a scheme of arrangement under Part 5.1 of the Corporations Act 2001 (Cth) and a capital reduction under Part 2J.1 of the Corporations Act 2001 (Cth) in accordance with the Scheme Implementation Deed, dated as of November 30, 2022 as amended or supplemented from time to time (the “Scheme Implementation Deed”), which resulted in all shares of Carbon Revolution being cancelled in return for consideration, with Carbon Revolution issuing one share to the MergeCo (resulting in Carbon Revolution becoming a wholly-owned subsidiary of MergeCo) and MergeCo issuing Carbon Revolution Ordinary Shares to the shareholders of Carbon Revolution. The MergeCo had no operations prior to entering into the Scheme Implementation Deed and Business Combination Agreement. The MergeCo’s sole purpose was to become a holding company following the Business Combination. Upon the closing of the Business Combination, MergeCo became the direct parent of Carbon Revolution. MergeCo’s ordinary shares, par value $0.0001 (“Carbon Revolution Ordinary Shares”) and the warrants to acquire one-tenth of a Carbon Revolution Ordinary Share at an exercise price of $11.50 per one-tenth of a Carbon Revolution Ordinary Share ($115.00 per whole Carbon Revolution Ordinary Share) (“Carbon Revolution Public Warrants”) are trading on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbols “CREV” and“CREVW”, respectively. The Carbon Revolution Public Warrants may only be exercised for a whole number of ordinary shares.

Business prior to the Business Combination

Except as the context otherwise requires, the following description relates to periods prior to the consummation of the Business Combination, which occurred on November 3, subsequent to the end of the period covered by this Quarterly Report on Form 10-Q.

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

The Company consummated its initial Business Combination on November 3, 2023.

Business Combination Agreement and Scheme Implementation Deed

On November 29, 2022, the Parties entered into a Business Combination Agreement, and on November 30, 2022, Carbon Revolution, the Company and MergeCo entered into a Scheme Implementation Deed.

Under the Scheme Implementation Deed, Carbon Revolution proposed a scheme of arrangement under Part 5.1 of the Corporations Act 2001 (Cth) (the “Corporations Act”) subject to any alterations or conditions made or required by the  Federal Court of Australia or such other court of competent jurisdiction under the Corporations Act agreed to in writing by the Company and Carbon Revolution under subsection 411(6) of the Corporations Act and agreed to in writing by Carbon Revolution, the Company and MergeCo (the “Scheme”) and a capital reduction under Part 2J.1 of the Corporations Act 2001 (Cth) which, if implemented, will result in all shares of Carbon Revolution being cancelled in return for consideration, with Carbon Revolution issuing a share to MergeCo (resulting in Carbon Revolution becoming a wholly-owned subsidiary of MergeCo) and MergeCo issuing shares to the shareholders of Carbon Revolution, subject to approval from Carbon Revolution’s shareholders, approval of the Federal Court of Australia and the satisfaction of various other conditions (a full list of the conditions is set out in the Scheme Implementation Deed).

The Business Combination Agreement provides for the Business Combination, pursuant to which, among other things, the Company shall be merged with and into MergerSub, with Merger Sub surviving as a wholly-owned subsidiary of MergeCo (the “Merger”), subject to, among other things, the approval of the Company’s shareholders.

The transactions contemplated by the Business Combination Agreement and the Scheme Implementation Deed (the “Transactions”) were consummated subject to the deliverables and provisions as further described in the Business Combination Agreement.

Upon implementation of the Scheme, the Carbon Revolution non-executive directors were appointed to MergeCo’s board of directors (Jake Dingle is already on MergeCo’s board of directors), as were four additional independent non-executive directors identified by Carbon Revolution’s board of directors and the Company who will bring significant additional expertise to MergeCo’s board of directors. The Company agreed not to exercise its right to appoint two additional directors under the Scheme Implementation Deed on the basis that offers were made to each of these additional independent non-executive directors and any two of these four additional independent non-executive directors agreed to join MergeCo’s board of directors. Ronan Donohoe and Rolando Ebuna resigned upon implementation of the Scheme.

Amendment to Scheme and Amendment to Business Combination Agreement

On September 21, 2023, the parties agreed to amend the Scheme attached to the Scheme Implementation Deed and on October 4, 2023, the parties agreed to further revise the Scheme attached to the Scheme Implementation Deed and the Business Combination Agreement (the “Amendments”). Under the terms of the Amendments taken together, the parties agreed to revise the merger ratios from 0.00877 ordinary shares of MergeCo, par value $0.0001 (“MergeCo Ordinary Shares”), per Carbon Revolution ordinary share to between 0.00640 and 0.00643 MergeCo Ordinary Shares per fully paid ordinary share in the capital of Carbon Revolution (“Carbon Revolution Share”) (depending on the redemption rate of Twin Ridge Class A ordinary shares, and 0.10 MergeCo Ordinary Shares per Twin Ridge Class A Ordinary Share and Class B ordinary shares of the Company, par value $0.0001, subject to obtaining a necessary order of the Federal Court of Australia and any alterations or conditions made or required by the court. Any fractional shares resulting from the conversion will be rounded down to the nearest whole number. In addition, the End Date (as defined in the Scheme Implementation Deed) in the Scheme Implementation Deed was amended to be November 30, 2023 and the parties consented to the OIC financing described in the additional definitive proxy materials of MergeCo filed with the U.S. Securities and Exchange Commission (“SEC”) on September 25, 2023 and the entry into fee deferral arrangements with various advisors and other vendors to Carbon Revolution, MergeCo and the Company with respect to certain transaction expenses.

The merger ratios were agreed to be amended on October 5, 2023 subject to the order of the Federal Court of Australia to reduce the total number of MergeCo Ordinary Shares to be issued in the Business Combination (as defined below) on a one share per ten share basis, affecting all recipients of MergeCo Ordinary Shares equally. Accordingly, the relative share ownership of holders of Twin Ridge Class A Ordinary Shares who do not redeem, holders of Carbon Revolution ordinary shares, holders of Carbon Revolution performance rights and Yorkville Advisors Global, LP, as well as the percentage of shares issuable pursuant to the FY2023 Incentive Equity Plan or upon exercise of any warrants, shall be unaffected by the adjustment of the merger ratios, except for minor adjustments due to the treatment of fractional shares. Such adjustment is intended to result in a higher trading price for MergeCo Ordinary Shares without altering any of the economic terms of the Business Combination.

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

Extension Meeting

On March 6, 2023, the Company held an extraordinary general meeting of shareholders (the “Extension Meeting”) to amend its amended and restated memorandum and articles of association to extend the date by which it has to consummate an initial Business Combination to March 8, 2024, as applicable under the Amended and Restated Articles of Association. Carbon Revolution or the Sponsor (or one or more of their affiliates, members or third-party designees) will deposit $160,000 into the Trust Account for each such monthly extension, for an aggregate deposit of up to $1,440,000 (if all nine additional monthly extensions are exercised), in exchange for a non-interest bearing, unsecured promissory note issued by the Company to Carbon Revolution. As of September 30, 2023, $1,120,000 has been deposited into the Trust Account. As of the issuance date of these financial statements, an aggregate amount of $1,280,000 has been deposited into the Trust Account.

On March 10, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $1,500,000 (the “Promissory Note”) to Carbon Revolution. The Promissory Note does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Promissory Note will be deposited in the Trust Account. As of September 30, 2023, there was $1,120,000 outstanding under the Promissory Note. Subsequent to the nine-month period ended September 30, 2023 and as of the issuance date of these financial statements, the Company has drawn an additional $160,000 under the Promissory Note for a monthly extension through November 8, 2023.

In connection with that vote, the holders of 15,042,168 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $153,567,547 or approximately $10.21 per share. After the satisfaction of such redemptions and receipt of the initial deposit of $480,000 to the Trust Account, the balance in the Trust Account was approximately $64,457,034.

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

General Meeting

On October 12, 2023, the Company held an extraordinary general meeting of its shareholders (the “General Meeting”), at which holders of 10,445,986 ordinary shares held of record as of August 25, 2023, the record date for the General Meeting (the “Record Date”), were present in person or by proxy, representing approximately 90.09% of the voting power of Twin Ridge’s ordinary shares as of the Record Date, and constituting a quorum for the transaction of business. The proposals listed below are defined and described in greater detail in Twin Ridge’s definitive proxy statement, which was filed with the SEC on September 11, 2023, as supplemented by the additional definitive proxy materials filed on September 25, 2023 and October 5, 2023. The shareholders approved the Business Combination Proposal, the Merger Proposal, and the Equity Incentive Proposal.

In connection with the General Meeting and the Business Combination, the holders of 6,201,815 of Twin Ridge’s outstanding Class A ordinary shares, par value $0.0001 per share exercised their right to redeem their shares for cash at a redemption price of approximately $10.77 per share, for an aggregate redemption amount of approximately $66,773,355.

Going Concern and Liquidity

As of September 30, 2023, the Company had approximately $51,000 in its operating bank account and working capital deficit of approximately $10.0 million.

Until the consummation of an Initial Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating, and consummating the Initial Business Combination.

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

The Company had until March 8, 2024, as applicable under the Amended and Restated Articles of Association to consummate an Initial Business Combination. The Company’s management has determined that the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the Company’s carrying amounts of assets or liabilities. As noted above, the Company’s Initial Business Combination was consummated on November 3, 2023.

Risks and Uncertainties

The Company’s results of operations and our ability to complete a Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the current conflicts in Ukraine and Israel. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete a Business Combination.

The Company is exposed to volatility in the banking market. At various times, we could have deposits with certain U.S. banks in excess of the maximum amounts insured by the U.S. Federal Deposit Insurance Corporation (“FDIC”). On March 10, 2023, Silicon Valley Bank became insolvent. State regulators closed the bank and the FDIC was appointed as its receiver. The Company did not hold any deposits with Silicon Valley Bank as of September 30, 2023 and December 31, 2022. On May 1, 2023, First Republic Bank was forced to close and JPMorgan Chase Bank assumed all of the deposits and assets of First Republic Bank. The Company held assets in First Republic Bank, however due to FDIC limits had little exposure to losses at September 30, 2023. The Company has not experienced any losses due to these bank failures.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2023 is not necessarily indicative of the results that may be expected through December 31, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023, and December 31, 2022.

Marketable Securities Held in Trust Account

At September 30, 2023, the investment in the Trust Account was held in a demand deposit account. At December 31, 2022, the assets held in the Trust Account were held in money market funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income in the accompanying statements of operations. The estimated fair value of investments held in Trust Account are determined using available market information.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses, and due to related party are estimated to approximate the carrying values as of September 30, 2023 and December 31, 2022 due to the short maturities of such instruments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2023, and December 31, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

As of September 30, 2023, and December 31, 2022, the Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Class A ordinary shares subject to possible redemption – December 31, 2022	$216,069,362
Less:
Redemption of Class A Ordinary Shares	(153,567,547)
Plus:
Remeasurement of Class A ordinary shares to redemption value	4,617,675
Class A ordinary shares subject to possible redemption – September 30, 2023	$67,119,490

Net (Loss) Income Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The warrants are exercisable to purchase 12,210,780 Class A ordinary shares in the aggregate. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of ordinary shares:

	For the Three Months Ended September 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(1,445,862)	$(1,229,110)	$984,021	$246,005

Denominator:
Weighted-average shares outstanding	6,266,645	5,327,203	21,308,813	5,327,203
Basic and diluted net (loss) income per share	$(0.23)	$(0.23)	$0.05	$0.05

	For the Nine Months Ended September 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(1,720,883)	$(910,512)	$5,727,839	$1,431,960

Denominator:
Weighted-average shares outstanding	10,068,512	5,327,203	21,308,813	5,327,203
Basic and diluted net (loss) income per share	$(0.17)	$(0.17)	$0.27	$0.27

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A –- “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed, and offering costs associated with the Class A ordinary shares are charged to the shareholders’ deficit. The Company incurred offering costs amounting to $12,271,167 as a result of the IPO consisting of a $4,261,764 underwriting fee, $7,458,085 of deferred underwriting fees and $551,318 of other offering costs. The Company recorded $11,731,323 of offering costs as a reduction of equity in connection with the Class A ordinary shares included in the Units. The Company immediately expensed $539,844 of offering costs in connection with our warrants included in the units issued in our initial public offering, each whole warrant being exercisable for one Class A ordinary share at an exercise price of $11.50 per share (the “Public Warrants”) and Private Placement Warrants that were classified as liabilities.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2023, and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2023, and December 31, 2022, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

In February 2021, the Sponsor transferred its interests representing a total of 60,000 Class B ordinary shares of the Company to three independent directors of the Company for per share consideration equal to the amount paid by the Sponsor to the Company for each Founder Share. Pursuant to the terms of the agreements governing these transfers, if the transferee ceases to serve as a director of the Company prior to the completion of the Company’s Initial Business Combination, the Sponsor has the option to repurchase the Founder Shares from such transferee for the same per share consideration paid by the transferee for the initial transfer. The Sponsor’s option to repurchase the Founder Shares shall expire upon the consummation of the Company’s Initial Business Combination. The sale of the Founder Shares to the Company’s directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the shares sold to the Company’s directors was $300,490 or approximately $5.01 per share. The Founder Shares were effectively sold subject to a performance condition (i.e., the occurrence of an Initial Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence. As of September 30, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no share-based compensation expense has been recognized. Share-based compensation would be recognized at the date an Initial Business Combination is considered probable (i.e., upon consummation of an Initial Business Combination) in an amount equal to the number of the Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. The Company consummated its initial Business Combination on November 3, 2023 and the related stock compensation expense will be recognized on that date.

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

Advisory Agreement and Transfer of Founder Shares

On October 28, 2022, the Company and the Sponsor entered into a letter agreement with DDGN Advisors, LLC (the “Advisor”), pursuant to which the Advisor agreed to provide certain advisory, diligence and other similar services to the Company and the Sponsor in connection with the Business Combination. As consideration for the Advisor’s performance of such services, the Sponsor agreed to transfer 3,350,000 of the Company’s Class B ordinary shares beneficially owned by the Sponsor to the Advisor at the closing of the Business Combination. The transfer of the Founder Shares to the Advisor is in the scope of ASC 718 whereby share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 3,350,000 shares to be transferred upon the consummation of the Business Combination is $16,386,643 or $4.89 per share. As of November 18, 2022, such shares were held by TRCA Subsidiary, an entity that is controlled by the Sponsor, and would revert to the Sponsor if the Business Combination is not completed.

Due (to)/from Related Parties

The balance of ($1,162) as of September 30, 2023 represents operating expenses paid by an officer of the Company and the balance of $12,526 as of December 31, 2022 represents $12,973 of taxes paid by the Company, on behalf of the Sponsor, net of $447 in operating expenses paid by the Sponsor on behalf of the Company.

Promissory Note — Related Party

On March 10, 2023, the Company issued the Promissory Note to Carbon Revolution. The Promissory Note does not bear interest and matures upon closing of the Company’s Initial Business Combination. In the event that the Company does not consummate an Initial Business Combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Promissory Note will be deposited in the Company’s Trust Account. As of September 30, 2023, there was $1,120,000 outstanding under the Promissory Note. Subsequent to the nine-month period ended September 30, 2023 and as of the issuance date of these financial statements, the Company has drawn an additional $160,000 under the Promissory Note for a monthly extension through November 8, 2023.

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the Initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that the Initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. As of September 30, 2023, and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the date that the Company’s securities are first listed on the New York Stock Exchange, the Company will reimburse the Sponsor or an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the management team, in the amount of $10,000 per month. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For each of the three and nine months ended September 30, 2023 and September 30, 2022, respectively, the Company incurred and paid $30,000 and $90,000 for the three and nine months ended for these services.

NOTE 6.	FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$67,119,490	$67,119,490	$—	$—
	$67,119,490	$67,119,490	$—	$—

Liabilities:
Warrant Liability –Public Warrants	$533,431	$—	$533,431	$—
Warrant Liability – Private Placement Warrants	397,978	—	—	397,978
Commitment fee shares liability	151,049	—	—	151,049
	$1,082,458	$—	$533,431	$549,027

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$216,069,362	$216,069,362	$—	$—
	$216,069,362	$216,069,362	$—	$—

Liabilities:
Warrant Liability – Public Warrants	$213,799	$213,799	$—	$—
Warrant Liability – Private Placement Warrants	162,513	—	—	162,513
Commitment fee shares liability	147,469	—	—	147,469
	$523,781	$213,799	$—	$309,982

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and nine months ended September 30, 2023 or the year ended December 31, 2022.

Public Warrants

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants.

The subsequent measurement of the Public Warrants at September 30, 2023 are classified as Level 2 due to the use of an observable marked quote in an inactive market. The subsequent measurement of the Public Warrants at December 31, 2022 are classified as Level 1 due to the use of an observable market quote in an active market. As of September 30, 2023 and December 31, 2022, the aggregate value of Public Warrants was $533,431 and $213,799, respectively.

The estimated fair value of the Private Placement Warrants on September 30, 2023 and December 31, 2022 is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing an Initial Business Combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different. The methodology of the expected term is a weighted average based on the likelihood of a successful Initial Business Combination.

The key inputs into the Monte Carlo simulation model for the warrant liability were as follows:

Input	September 30, 2023	December 31, 2022
Expected term (years) (1)	0.84	5.18
Expected volatility	8.4%	9.30%
Risk-free interest rate	5.48%	4.75%
Fair value of the ordinary share price	$10.22	$10.09

(1)	Decrease from December 31, 2022 to September 30, 2023, is due to the expected term of the Initial Business Combination on a weighted probability on a successful Initial Business Combination.

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the three and nine months ended September 30, 2023 and 2022:

September 30, 2023
Fair value as of January 1, 2023	$162,513
Revaluation of warrant liability included in other income within the statements of operations	211,610
Fair value as of March 31, 2023	374,123
Revaluation of warrant liability included in other income within the statements of operations	(78,510)
Fair value as of June 30, 2023	295,613
Revaluation of warrant liability included in other income within the statements of operations	102,365
Fair value as of September 30, 2023	$397,978

September 30, 2022
Fair value as of January 1, 2022	$3,102,551
Revaluation of warrant liability included in other income within the statements of operations	(1,757,961)
Fair value as of March 31, 2022	1,344,590
Revaluation of warrant liability included in other income within the statements of operations	(823,670)
Fair value as of June 30, 2022	520,920
Revaluation of warrant liability included in other income within the statements of operations	(205,596)
Fair value as of September 30, 2022	$315,324

Commitment Fee Shares

The estimated fair value of the commitment fee shares liability on November 28, 2022 (initial measurement) is determined using Level 3 inputs. The expected term was based on management assumptions regarding the timing and likelihood of completing the Business Combination. Management also estimated whether the Business Combination would be completed. The commitment fee shares liability is discounted to net present values using risk free rates. Discount rates were based on current risk-free rates based on the actual simulated term using the following U.S. Treasury rates and using the linearly interpolated treasury rates between quoted terms.

The assumptions used in calculating the estimated fair value represents the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair value could be materially different.

The key inputs into the present value model for the commitment fee shares liability were as follows:

Input	November 28, 2022 (Initial Measurement)	December 31, 2022	September 30, 2023
Expected term (years)	0.41	0.20	0.27
Risk-free interest rate	4.61%	4.34%	5.55%
Fair value of the ordinary share price	$10.02	$10.090	$10.22

As of September 30, 2023 and December 31, 2022, the fair value of the commitment fee shares liability was $151,049 and $147,469, respectively, and is reflected on the Company’s balance sheets with the corresponding expense charged to other income (expense).

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

On November 15, 2022, the Company and underwriters executed a waiver letter confirming the underwriters’ resignation and waiver of their entitlement to the payment of deferred underwriting discount under the terms of the underwriting agreement. As a result, the Company recognized $323,385 of other income attributable to derecognition of deferred underwriting fee allocated to offering costs and $7,134,700 was recorded to additional paid-in capital in relation to the waiver of the deferred underwriting discount in the accompanying condensed financial statements. As of September 30, 2023 and December 31, 2022, the deferred underwriting fee payable is $0.

Commitment Fee Shares

In connection with the CEF, the Company agreed to issue Yorkville 15,000 of the Company’s ordinary shares upon consummation of the Business Combination. On October 5, 2023, the Company and Yorkville entered into Amendment No. 1 to the CEF (“Amendment to the CEF”) whereby the CEF was amended to reflect a reduction of the commitment fee payable to Yorkville from 15,000 MergeCo Ordinary Shares to 1,500 MergeCo Ordinary Shares (see Note 9).

Service Provider Agreements

From time to time the Company has entered into and may enter into agreements with various services providers and advisors, including investment banks, to help us identify targets, negotiate terms of potential Initial Business Combinations, consummate an Initial Business Combination and/or provide other services. In connection with these agreements, the Company may be required to pay such service providers and advisors fees in connection with their services to the extent that certain conditions, including the closing of a potential Initial Business Combination, are met. If an Initial Business Combination does not occur, the Company would not expect to be required to pay these contingent fees. During the nine-months ended September 30, 2023, the Company recognized approximately $2.0 million in fees for service providers, which are included in accrued expenses on the Company’s Balance Sheets as of September 30, 2023. These fees are payable upon the closing of the consummation of the initial Business Combination on November 3, 2023.

During the year ended December 31, 2022, the Company entered into a contingent fee agreement with a service provider whereby the conditions for payment were met prior to December 31, 2022. The aggregate fees are $525,000 and is included in accounts payable on the in the Company’s balance sheets as of September 30, 2023 and December 31, 2022, respectively.

NOTE 8.	SHAREHOLDERS’ DEFICIT

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were none Class A ordinary shares issued and outstanding, excluding 6,266,645 shares and 21,308,813 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. At September 30, 2023 and December 31, 2022, there were 5,327,203 Class B ordinary shares issued and outstanding. On March 10, 2021, the underwriters partially exercised the over-allotment option to purchase 1,308,813 Units. As a result, 422,797 Founder Shares were forfeited on April 19, 2021.

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

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as disclosed below or within these unaudited condensed financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Promissory Note – Related Party

As of the issuance date of these financial statements, the Company has drawn an additional $160,000 under the Promissory Note for a monthly extension through November 8, 2023.

Amendment to Scheme and Amendment to Business Combination Agreement

On September 21, 2023, the parties agreed to amend the Scheme attached to the Scheme Implementation Deed and on October 4, 2023 the amendment to the Scheme Implementation Deed was effected. Under the terms of the Amendments taken together, the parties agreed to revise the merger ratios from 0.00877 MergeCo Ordinary Shares, par value $0.0001, per Carbon Revolution ordinary share to between 0.00640 and 0.00643 MergeCo Ordinary Shares per fully paid ordinary share in the capital of Carbon Revolution Shares (depending on the redemption rate of Twin Ridge Class A Ordinary Shares, par value $0.0001, and 0.10 MergeCo Ordinary Shares per Twin Ridge Class A Ordinary Share and Class B ordinary shares of Twin Ridge, par value $0.0001, subject to obtaining a necessary order of the Federal Court of Australia and any alterations or conditions made or required by the court. Any fractional shares resulting from the conversion will be rounded down to the nearest whole number. In addition, the End Date (as defined in the Scheme Implementation Deed) in the Scheme Implementation Deed was amended to be November 30, 2023 and the parties consented to the OIC financing described in the additional definitive proxy materials of MergeCo filed with the SEC on September 25, 2023 and the entry into fee deferral arrangements with various advisors and other vendors to Carbon Revolution, MergeCo and the Company with respect to certain transaction expenses.

The merger ratios were agreed to be amended on October 5, 2023 subject to the order of the Federal Court of Australia to reduce the total number of MergeCo Ordinary Shares to be issued in the Business Combination  on a one share per ten share basis, affecting all recipients of MergeCo Ordinary Shares equally. Accordingly, the relative share ownership of holders of Twin Ridge Class A Ordinary Shares who do not redeem, holders of Carbon Revolution ordinary shares, holders of Carbon Revolution performance rights and Yorkville Advisors Global, LP, as well as the percentage of shares issuable pursuant to the FY2023 Incentive Equity Plan or upon exercise of any warrants, shall be unaffected by the adjustment of the merger ratios, except for minor adjustments due to the treatment of fractional shares. Such adjustment is intended to result in a higher trading price for MergeCo Ordinary Shares without altering any of the economic terms of the Business Combination.

Amendment to Standby Equity Purchase Agreement

On October 5, 2023, the Company and Yorkville entered into Amendment No. 1 to the CEF (“Amendment to the CEF”). Related to the foregoing description of the MergeCo Ordinary Share reduction on a one share per ten share basis, the CEF was similarly amended to reflect a reduction of the commitment fee payable to Yorkville from 15,000 MergeCo Ordinary Shares to 1,500 MergeCo Ordinary Shares. All other provisions of the Standby Equity Purchase Agreement were unaffected by such amendment.

General Meeting

On October 12, 2023, the Company held an extraordinary general meeting of its shareholders (the “General Meeting”), at which holders of 10,445,986 ordinary shares held of record as of August 25, 2023, the record date for the General Meeting (the “Record Date”), were present in person or by proxy, representing approximately 90.09% of the voting power of Twin Ridge’s ordinary shares as of the Record Date, and constituting a quorum for the transaction of business. The proposals listed below are defined and described in greater detail in Twin Ridge’s definitive proxy statement, which was filed with the SEC on September 11, 2023, as supplemented by the additional definitive proxy materials filed on September 25, 2023 and October 5, 2023. The shareholders approved the Business Combination Proposal, the Merger Proposal, and the Equity Incentive Proposal.

In connection with the General Meeting and the Business Combination, the holders of 6,201,815 of Twin Ridge’s outstanding Class A ordinary shares, par value $0.0001 per share, exercised their right to redeem their shares for cash at a redemption price of approximately $10.77 per share, for an aggregate redemption amount of approximately $66,773,355.

Business Combination

On November 3, 2023, the Parties consummated the Business Combination, as described in Note 1 above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Twin Ridge Capital Acquisition Corp.,” “our,” “us” or “we” refer to Twin Ridge Capital Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on the Form 10-Q (the “Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our recently completed Business Combination with Carbon Revolution, includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other Initial Business Combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our expectations around the performance of a Carbon Revolution or MergeCo;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following the Business Combination; or
•	the other risks and uncertainties discussed in “Risk Factors” and our other reports filed with the SEC, including our Form 10-K/A.

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

Overview

Except as the context otherwise requires, the following description relates to periods prior to the consummation of the Business Combination, which occurred on November 3, subsequent to the end of the period covered by this Report.

We are a blank check company incorporated on January 7, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities. On March 6, 2023, we held an Extension Meeting to amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate an Initial Business Combination. In connection with that vote, the holders of 15,042,168 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $153,567,547 or $10.21 per share.

On October 12, 2023, the Company held a General Meeting, at which holders of 10,445,986 ordinary shares held as of the Record Date of August 25, 2023, were present in person or by proxy, representing approximately 90.09% of the voting power of our ordinary shares as of the Record Date, and constituting a quorum for the transaction of business. The proposals listed below are defined and described in greater detail in Twin Ridge’s definitive proxy statement, which was filed with the SEC on September 11, 2023, as supplemented by the additional definitive proxy materials filed on September 25, 2023 and October 5, 2023. The shareholders approved the Business Combination Proposal, the Merger Proposal, and the Equity Incentive Proposal.

In connection with the General Meeting and the Business Combination, the holders of 6,201,815 Class A ordinary shares of the Company exercised their right to redeem their shares for cash at a redemption price of approximately $10.77 per share, for an aggregate redemption amount of approximately $66,773,355.

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

The issuance of additional shares in an Initial Business Combination:

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

Recent Developments

Business Combination

On November 3, 2023, the Parties consummated the Business Combination, as described in Note 1 to our unaudited consolidated financial statements in Part I, Item 1 of this Report above.

Results of Operations

Our entire activity since inception up to September 30, 2023 relates to our formation, our initial public offering and, since the closing of our initial public offering, a search for an Initial Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our Initial Business Combination, at the earliest.

For the three months ended September 30, 2023, we had net loss of $2,674,972, which was comprised of change in fair value of warrants of $247,266 and operating costs of $3,294,176, offset by trust interest income of $860,346 and change in fair value of commitment fee shares of $6,124.

For the three months ended September 30, 2022, we had net income of $1,230,026, which was comprised of change in fair value of warrants of $489,003, and trust interest income of $937,158, offset by operating costs of $196,135.

For the nine months ended September 30, 2023, we had net loss of $2,631,395, which was comprised of change in fair value of warrants of $555,097, change in fair value of commitment fee shares of $3,580 and operating costs of $5,570,443, offset by trust interest income of $3,497,725.

For the nine months ended September 30, 2022, we had net income of $7,159,799, which was comprised of change in fair value of warrants of $6,622,103, and trust interest income of $1,169,625, offset by operating costs of $631,929.

Going Concern and Liquidity

As of September 30, 2023, the Company had approximately $51,000 in its operating bank account and working capital deficit of approximately $10.0 million.

Until the consummation of an Initial Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Initial Business Combination.

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

On March 10, 2023, the Company issued the Promissory Note to Carbon Revolution. The Promissory Note does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Promissory Note will be deposited in the Trust Account. As of September 30, 2023, there was $1,120,000 outstanding under the Promissory Note. Subsequent to the nine-month ended period September 30, 2023 and as of the issuance date of these financial statements, the Company has drawn an additional $160,000 under the Promissory Note for an extension through November 8, 2023.

The Company had until March 8, 2024, as applicable under the Amended and Restated Articles of Association to consummate an Initial Business Combination. The Company’s management has determined that the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the Company’s carrying amounts of assets or liabilities. As noted above, the Company’s Initial Business Combination was consummated on November 3, 2023.

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

Ordinary Shares Subject to Possible Redemption

All of the 21,308,813 Class A ordinary shares sold as part of the Units in our IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Initial Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares has been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

In connection with the March 6, 2023 vote, the holders of 15,042,168 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $153,567,547 or $10.21 per share.

In connection with the October 12, 2023 vote, the holders of 6,201,815 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $66,773,355 or $10.77 per share.

Net (Loss) Income Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 12,210,780 potential Class A ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2023 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods.

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

Commitment Fee Shares Liability

In connection with the CEF, the Company agreed to issue Yorkville 15,000 of the Company’s ordinary shares upon consummation of the Initial Business Combination. On October 5, 2023, the Company and Yorkville entered into Amendment No. 1 to the CEF (“Amendment to the CEF”) whereby the CEF was amended to reflect a reduction of the commitment fee payable to Yorkville from 15,000 MergeCo Ordinary Shares to 1,500 MergeCo Ordinary Shares. The Company recorded the fair value of the commitment fee shares liability on the balance sheets and the related expense on its condensed statements of operations. The initial fair value of the commitment fee shares liability was estimated using a discounted cash flow model.

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023 (the “Evaluation Date”). Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2023 due to the material weakness identified for the year ended December 31, 2022.

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

In addition to the other information set forth in this Report, you should carefully consider our risk factors disclosed under “Item 1A. Risk Factors” included in our Form 10-K/A. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

Date: November 20, 2023	Twin Ridge Capital Acquisition Corp.

	By:	/s/ Jacob Dingle
	Name:	Jacob Dingle
	Title:	Chief Executive Officer of Carbon Revolution Public Limited Company, the parent company of Poppettell Merger Sub, as successor by merger to Twin Ridge Capital Acquisition Corp.

Date: November 20, 2023	By:	/s/ Gerard Buckle
	Name:	Gerard Buckle
	Title:	Chief Financial Officer of Carbon Revolution Public Limited Company, the parent company of Poppettell Merger Sub, as successor by merger to Twin Ridge Capital Acquisition Corp.